Form 10KSB
period 2000-12-31
VIDKID DISTRIBUTION INC
filed 2001-05-24
CIK 1113677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-KSB

(MARK ONE)

|X|                    ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 2000

                                       OR

|_|                    TRANSITION REPORT PURSUANT TO SECTION
                13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended December 31, 2000

                         Commission File Number 333-36666

                            VIDKID DISTRIBUTION, INC.
             (Exact name of registrant as specified in its charter)

   Florida                                                      65-0810941
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

               4950 West Prospect Road, Fort Lauderdale, FL 33309
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 1-954 745 0077

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act:

      -- Common Stock, $.005 par value

                            [Cover page 1 of 2 pages]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Issuer's revenues for the fiscal year ended December 31, 2000 were $998,742.

As of December 31, 2000, the aggregate market value, in management's opinion, since there is not an active trading market is approximately $200,000.

As of March 31, 2001, there were 4,750,000 shares of Common Stock outstanding.

Forward Looking Statements: This Report contains, or incorporates by reference, certain statements that may be deemed "forward looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based on certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this Report are also subject to a number of material risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, services and prices, and other factors discussed in the Company's filings under the Securities Act and the Exchange Act. Stockholders and prospective investors are cautioned that such forward-looking statements are not guarantees of future performance and that actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

DOCUMENTS INCORPORATED BY REFERENCE:

NONE.

                            [Cover page 2 of 2 pages]

                                     PART I

Item 1. Business.

GENERAL

         We are in the business of developing and producing children's intellectual properties, including television programs, and distributing these properties. We own worldwide broadcast and video distribution rights to 130 color episodes of THE NEW HOWDY DOODY SHOW, a popular children's show produced in the 1970's. Our marketing strategy is to leverage the Howdy Doody name to establish video sales revenues, television exposure and to enhance our brand within the broadcast industry.

         We were notified that the primary revenue producing client of our video post production facility was withdrawing utilization of our facility and therefore, we are reviewing our alternatives including the closure of the facility and ultimate consideration of the sale of equipment.

OVERVIEW

         In July 1997, we were formed to own, distribute and produce children's intellectual properties. In the first quarter of 1998, we acquired the Howdy Doody library. In conjunction with our spin-off from emailthatpays, we acquired 80% of the outstanding stock of BRT, a video production facility located in Fort Lauderdale, Florida. We generate revenues from the programs we distribute primarily through three channels:

         o markets, including networks, syndicated and cable television both in the United States and abroad

         o non-television markets, including video cassettes both from sales and rentals

         o after-market licensing, including merchandising, clothing and other forms of products, including music.

         Additionally, we are operating the video post house primarily for third parties, which includes audio and video editing, both linear and non linear, graphics, including 2D and 3D for logos, special effects and animation.

ORGANIZATION AND DISTRIBUTION

         We were organized by emailthatpays in July 1997. In October 1998 emailthatpays acquired 72.5% of the capital stock of BRT in exchange for 50,000 shares of its common stock, and contemporaneously transferred this 72.5% interest in BRT to Vidkid as part of an internal reorganization. In March 1999, emailthatpays acquired an additional 7.5% interest in BRT in exchange for 5,859 shares of its common stock, and also transferred this interest to us, bringing our ownership interest in BRT to 80%. On October 22, 1999, under the terms of an agreement and plan of merger and reorganization dated as of September 17, 1999, emailthatpays' approved our spin-off, which included the assets and operations of Vidkid and BRT, as a dividend through the distribution of 3,052,840 shares of our common stock to the participating shareholders of emailthatpays as of September 29, 1999. emailthatpays retained the assets and operations of its other subsidiary which is an emerging "permission-based" email marketing service. In conjunction with the agreement and plan of merger and reorganization, certain shareholders of emailthatpays waived any right to participate in or receive any interest in Vidkid pursuant to the spin-off. Various emailthatpays shareholders who converted debt obligations into emailthatpays common shares and common shares issued in connection with the agreement and plan of merger and reorganization will not participate in the spin-off.

THE HOWDY DOODY LIBRARY

         In August 1997, we entered an agreement with Madison Sports and Entertainment, Inc., to purchase from Madison the broadcast and video rights to 130 color episodes of the Howdy Doody library produced in the 1970's. The asset purchase agreement provided that we would pay Madison Sports and Entertainment, Inc. a total of $475,000 for the broadcast and video rights, with $150,000 payable in cash at closing and the balance payable based upon 40% of the net positive cash flow from all sources relating to the purchased rights to the Howdy Doody library. In October 1997, we began the marketing efforts of 20 episodes for a special limited edition 50th Anniversary Video Box Set for distribution during 1999 with particular intent to coordinate with Buffalo Bob Smith's 50th anniversary. In January 1998, we were notified of the existence of a dispute between Madison and John J. Drury, the Howdy Doody library's executive producer over the actual ownership rights to the Howdy Doody library. Because of this litigation, which did not name us as a party, we were advised not to distribute any portion of the library until the litigation was determined.

         In May 1998, Mr. Drury prevailed in the litigation at the lower court level. In September 1998, we entered into an amended agreement with Mr. Drury and Buffalo Bob Enterprises, Inc., setting the terms under which we would purchase the rights from Mr. Drury. Madison appealed the lower court's ruling naming Mr. Drury as the owner of the broadcast and video rights, but the District Court of Appeals of the State of Florida, 4th District upheld the lower court's ruling in May 1999. As a result of the appellate court's ruling, we entered into a settlement agreement and paid $130,000, representing the remainder of the purchase price for the Howdy Doody library episodes then due Madison Sports and Entertainment, Inc., to Mr. Drury. In July 1999, we continued the process of cleaning, digitizing and editing the Howdy Doody library episodes, which was completed in the third quarter of 2000. In August 1998, we signed a video distribution agreement with Fast Forward Marketing, to distribute a limited portion of the Howdy Doody library episodes to the retail markets until July 2001. Additionally, in June 1999, we signed a video distribution agreement with Tapeworm Video Distributors, Inc. representing a limited portion of the Howdy Doody library until May 2001.

         We anticipate that the marketing efforts for broadcast rights, both domestic and international, will begin in the early part of this year. We plan to license and or sell the broadcast to individual stations for domestic airing and license country by country for international rights.

EDITING, POST-PRODUCTION AND PRODUCTION SERVICES

         BRT is primarily engaged in providing television and radio production services to advertising agencies, independent producers and corporations, requiring national and local television and radio commercials, sales and marketing materials, as well as personnel training videos. The facility contains the following:

         o DIGITAL VIDEO EDITING: BRT has two digital video editing rooms using Sony's D2 format digital video master recorders, Video Gainesville composite digital switchers and Pinnacle digital video effects generators. The editing suites accept a variety of broadcast source material and are equipped with Sony BetaCamSP, 1", 3/4", and Hi8mm video formats. This highly specialized equipment is operated by equally specialized personnel for primary use in the production of broadcast media.

         o DIGITAL AUDIO EDITING: This suite uses up-to-date, computerized digital audio workstation, incorporating hardware and software by Digidesign. The room has an array of sound effects generator and a comprehensive sound library to facilitate today's production requirements. Additionally, this room combines with the digital video editing suites to provide sound-to-picture capability like foley effects or custom music scoring.

         o ANIMATION: The animation department consists of a network of multi-processor, Intel-based Intergraph computer workstations, running the latest version software from 3D Studio Max and their related special effects plug-ins. This department's capabilities range from simple 2D logo generation to more complex 3D modeling and visualization, as well as the ability to network projects across all computers in the facility.

         We are engaged in the development and the production of original computer animated programs designed for worldwide television and other non-theatrical distribution. We are completing a 90-minute made for television animated feature anticipated to be completed in the fourth quarter of 2001. We have produced a three minutes promotional video tentatively entitled "Star Pirates" and are currently in pre-production of character and environmental designs.

         The creation of original computer animated programs involves a three-phase process of pre-production, production and post production activities. The pre-production stage begins with the creation of a concept and story. During pre-production, a script and music are written and voice tracks are recorded. Additionally, we prepare model sheets for each character and create storyboards and environments and begin color-coding. During the production phase, hand drawings based on storyboards are produced by creating meshes, textures and colors within the computer. The post production phase involves adding voices, music and special effects, while animating movement within the computer or using sophisticated motion capture equipment in a sound stage. The result of the post production process is a digital video, broadcast master in which the animation, music and sound effects are synchronized.

         o GRAPHICS: This department's main function is to provide output of still, graphic images to the digital video editing suites. Using leading industry desktop software including Adobe PhotoShop, Corel Draw and Pinnacle Type-Deko, along with high resolution output hardware, the graphic department enables the client's simple logos and titles to be superimposed over their video material.

         o CUSTOMIZATION AND DUPLICATION: Upon completion of the client projects using the above production services, the digital video masters are now ready for the customization and duplication department. Here, market specific information (such as a local telephone number) is added and television station specific formatting and duplication occur. Using Inscriber CG Supreme software and a specialized computer workstation with three graphic overlay boards, a single client master can be replicated with two separate telephone numbers on four different formats simultaneously, all in one pass. This specialized process allows us to facilitate large volumes of our client's television commercials with same day customization and shipping to stations.

         o PRODUCTION: For our in-house productions and clients who do not have field production capability, we have arrangements with local equipment rental facilities and contractors. These include camera operators, lighting directors and producers, who are engaged to provide the initial production services in order to complete the projects in our post production environment.

SPECIAL FACTORS RELATED TO OUR INDUSTRY

         The production and distribution of entertainment intellectual properties, including television programs, music or other properties, involves a substantial degree of risk. The success of an entertainment property depends upon subjective factors, such as the personal tastes of the public and critics and available alternative forms of entertainment. These factors do not necessarily bear a direct correlation to the costs of production and distribution. There is a risk that some or all of our projects will not be successful, resulting in costs not being recouped and losses being incurred.

         The production and distribution of films and television programs is highly risky because of the difficulty of projecting public acceptance of the projects. The success of an individual feature film or television program depends on many subjective factors such as the personal taste of the public and critics and what forms of entertainment are currently in vogue. The success of a project is not always the result of the cost of production and distribution arrangements. Consequently, it is extremely difficult to evaluate whether any projects will be successful. Investors need to realize that various projects will not be successful which will result in costs not being recouped and losses being incurred.

         We are aware that the cost of producing and distributing entertainment programming has increased substantially in recent years. This is due, among other things, to the increasing demands of creative talent as well as industry-wide collective bargaining agreements. Many of the script writers, performers, directors and technical personnel in the entertainment industry who will be involved in our productions are members of guilds or unions that bargain collectively on an industry-wide basis. We have found that actions by these guilds or unions can result in increased costs of production and can occasionally disrupt production operations.

         Our limited financial resources may require, as to any of our production projects, that we obtain a portion of our production financing from third parties. This is a common practice in the entertainment industry. In order to obtain financing for television production, we may be required to forgo not only a degree of control over production, but also a share of the profits that could be derived from a production. This could well result in our receiving lower revenues in the event we have any successful productions. In addition, we cannot assure you that we will be able to obtain financing or be able to interest third parties in funding our projects. However, even if we are successful in obtaining third party financing for our projects, the terms available may not provide us with a sufficient level of revenues from our projects.

         We are currently dependent on a limited number of projects that are expected to represent a substantial percentage of future revenues in the immediate years to come. If any major project is not successful, this will likely have a material negative effect on our operating results and financial condition since we are able to undertake only a limited number of projects at a given time. In addition, if we are unsuccessful in the initial projects, it will make it more difficult for us to obtain financing or to successfully market additional projects in years to come. We cannot assure you that any of our current projects will be successful and that they will generate sufficient revenues to make us profitable.

         We expect to have difficulty developing market acceptance for our existing and proposed projects and television productions. We will have to make major efforts in marketing our productions which will require significant expenditures to inform potential sponsors of the benefits of our projects and for us to achieve name recognition. We cannot assure you that we will be able to penetrate existing markets on a wide scale basis or position our products to appeal to the educational or children's markets. In addition, we will need to rely on arrangements with distributors and other strategic partners for the marketing of our projects. Given these obstacles, we cannot assure you that we will be able to successfully market our products and that any of our projects will produce revenues that make our projects worthwhile.

GOVERNMENT REGULATION

         The Federal Communications Commission repealed its financial interest and syndication rules, effective as of September 21, 1995. Those rules, which were adopted in 1970 to limit television network control over television programming and thereby foster the development of diverse programming sources, had restricted the ability of the three established, major U.S. television networks, such as ABC, CBS and NBC, to own and syndicate television programming. We believe that there has been an increase in in-house productions of programming for the networks' own use and potentially a decrease of programming from independent suppliers such as us.

         Our television programming may be subject to local content and quota requirements, and/or other limitations, in international markets which prohibit or limit the amount of programming produced outside of the local market. These restrictions, or new or different restrictions, could have an adverse impact on our operations in the future should we be unable to perform under those requirements or limitations.

COMPETITION

         The children's programming and music markets are in general rapidly evolving, intensely competitive and have increasingly fewer barriers to entry. We expect competition to intensify in the future. We compete for the services of actors, creative and technical personnel, creative material and in the case of television programming, for a limited number of time slots. Many of our competitors, including major television networks, have significantly greater financial, technical, distribution, marketing and other resources and have greater name recognition. These competitors may be able to adapt more quickly to new or changing opportunities, technologies and client requirements and may be able to undertake more extensive promotional activities, and adopt more aggressive pricing policies. We may not be able to compete effectively with current or future competitors.

EMPLOYEES

         As of March 31, 2001, we employed eight people, five of which are support staff, and three of which are management personnel. We believe our relations with our employees are generally good and we have no collective bargaining agreements with any labor unions.

Item 2. Properties.

         We maintain our executive offices within the leased premises of BRT consisting of approximately 16,000 square feet located at 4950 West Prospect Road, Fort Lauderdale, Florida 33309. The lease requires our subsidiary, BRT, to pay approximately $12,500 per month and terminates in October 2007 subject to BRT's option to renew the lease for a period of ten years.

Item 3. Legal Proceedings.

         In June 1999, we filed a complaint against Norman Titcomb, the former 100% owner, currently 20% owner, of BRT. The complaint is titled Vidkid Distribution, Inc. vs. Norman Titcomb and was filed in the Circuit Court of the 17th Judicial Circuit, Broward County Florida, under case number 99-010698 CACE
(12). We are alleging among other counts, misrepresentations to us in the purchase and sale of BRT. A settlement of this litigation was entered into November 30, 2000, whereby we have agreed to pay the sum of $24,000 at $2,000 per month commencing December 10, 2000. In exchange for these payments Mr. Titcomb will tender his 20% equity in BRT Video, Inc. to us. These shares will be held in escrow until we pay the full $24,000.

Item 4. Submission of Matters to a Vote of Security Holders.

         On February 19, 2001 the shareholders voted to increase the authorized common shares to 100 million and the preferred shares to 5 million.

         No other matters were submitted during the calendar year covered by this report.

                                     PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters.

                           CERTAIN MARKET INFORMATION

         There has been no market for our common stock. At best, only a limited market is expected to develop for our common stock. Because of this limited market, the price of our common stock after the distribution may fluctuate widely. We expect our common stock to be traded on the Pink Sheets and we cannot guarantee that a trading market for our common stock will develop or, if a market does develop, the depth of the trading market for the common stock or the prices at which the common stock will trade.

         As of March 31, 2001, 4,750,000 shares of our common stock are outstanding. Of these shares, 1,697,160 shares are "restricted securities," as this term is defined under the Securities Act, exclusive of the common stock to be distributed under the registration statement as approved by the Securities Exchange Commission on February 14, 2001.

         In general, Rule 144 permits a shareholder who has beneficially owned restricted shares for at least one year to sell without registration, within any three-month period, a number of shares not exceeding the greater of 1% of the then outstanding shares of common stock or, if the common stock is quoted on The Nasdaq Stock Market or an exchange, the average weekly trading volume over a defined period of time, assuming compliance by the issuer with the reporting requirements of Rule 144. If the restricted shares of common stock are held for at least two years by a person not affiliated with the issuer, in general, a person who is not an executive officer, director or principal shareholder of the issuer during the three-month period prior to resale, the restricted shares can be sold without any volume limitation. Any sales of shares by shareholders under Rule 144 may have a depressive effect on the price of an issuer's common stock.

SPECIAL CONSIDERATIONS RELATED TO PENNY STOCKS

         Assuming a trading market for our common shares develops, we anticipate that for the immediate future our shares will become subject to the penny stock rules under the Securities Exchange Act of 1934. We will continue to be subject to these rules until the price of our stock exceeds $5.00, or we maintain minimum tangible net worth of at least $2 million or average revenues of $6,000,000.

         The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC prior to a transaction in a penny stock. This document provides information about penny stocks and the risks in the penny stock market. The broker-dealers must also provide the customer the following:

         o        current bid and offer quotations for the penny stock,

         o the compensation of the broker-dealer and its salesperson in the transaction, and

         o monthly account statements showing the market value of each penny stock held in the customer's account.

         The broker dealer must give the quotations and compensation information to the customer, orally or in writing, prior to completing the transaction. They must give this information to the customer, in writing, before or with the customer's confirmation.

         In addition, the penny stock rules require that, prior to a transaction in a penny stock, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser. The broker and/or dealer must receive the purchaser's written agreement to the transaction. These disclosure requirements may reduce the level of purchases in our common stock and trading activity in the secondary market for our common stock. If our common stock becomes subject to the penny stock rules, it will be more difficult for you to sell the common stock. This may reduce the value of your shares.

                                     EXPERTS

         The financial statements as of December 31, 2000 have been in reliance upon the report of Feldman Sherb & Co., P.C., independent certified public accountants, appearing in the registration statement, and upon the authority of this firm as experts in accounting and auditing.

Item 6. Management's Discussion and Analysis or Plan of Operation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                                  OF OPERATIONS

         The following analysis of the consolidated results of operations and
financial   condition  of  Vidkid  should  be  read  in  conjunction   with  the
consolidated financial statements included elsewhere in this prospectus.

RESULTS OF OPERATIONS

 We were formed in July 1997 and we engage in the development and production of:

         -        children's made for television movies and series,

         -        the marketing and sale of various children's programming, and

         - providing video and post-production and distribution services to third parties.

         We acquired the 130 color episode library of THE NEW HOWDY DOODY SHOW during February 1998. Through September 1999, we operated as a wholly-owned subsidiary of emailthatpays. In September 1999, emailthatpays decided to spin-off Vidkid. On September 29, 1999, emailthatpays began the spin-off of its historical entertainment assets, including 80% of BRT, a television studio and editing facility, by contributing these assets and all liabilities to us.

         The spin-off was effected by a distribution to participating emailthatpays shareholders of record at the close of business on September 29, 1999. For each share of emailthatpays' common stock held on the record date, the holder received one share of Vidkid common stock resulting in the issuance of a
total  of  3,052,840  shares  of  our  common  stock.   Various   emailthatpays
shareholders who converted debt obligations into emailthatpays common shares and common shares issued in connection with the agreement and plan of merger and reorganization did not participate in the spin-off.

         For accounting purposes, we reported the distribution as a "reverse spin-off" under generally accepted accounting principles. The information contained in this prospectus indicates our results of operations and financial condition that would have been reported for the periods indicated had the distribution occurred on the first day of the periods discussed.

         Our plans include developing efficiencies and generating additional revenue streams. We were notified that the primary revenue producing client of our video post-production facility was withdrawing utilization of our facility and therefore, we are reviewing our alternatives including the closure of the facility and ultimately the sale of the equipment. Subsequent to year-end, we sold our post-production equipment for net proceeds aggregating approximately $120,000. Currently, we have no plans to begin marketing the Howdy Doody library. We had signed two video distribution agreements representing the distribution of a limited portion of the Howdy Doody library until May 2001. These distribution agreements have not generated significant sales.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Revenues for the year ended December 31, 2000 were $998,742 as compared to revenues for the year ended December 31, 1999 of $1,103,553. The decrease in revenues for the year ended December 31, 2000 was due to our termination of unprofitable production and editing engagements. Additionally, we curtailed the
operations  of  our   production   department   and    focused  on  providing
post-production editing services for other production businesses and others. During the year ended December 31, 2000 we performed production and editing services amounting to approximately $103,000 for a company related through common ownership.

         Subsequent to December 31, 2000, we were notified that the primary revenue producing client of our video post-production facility was withdrawing utilization of our facility and therefore, we are reviewing our alternatives including the closure of the facility. During April 2001, we sold our post-production equipment for net proceeds of approximately $120,000. For the fiscal years ended December 31, 2000 and 1999, this major customer accounted for approximately $670,000 and $615,000 or approximately 67% and 56%, respectively, of our net revenues. We are currently seeking additional sources of revenue. We cannot assure you that any of our current projects will be successful and that they will generate sufficient revenues to make us profitable.

         Cost of sales was attributable to BRT and was $91,023 or 9% of net revenues for the year ended December 31, 2000 as compared to $88,625 or 8% of net revenues for the year ended December 31, 1999.

         Amortization of production costs for the year ended December 31, 2000 was $563,092 as compared to $160,029 for the year ended December 31, 1999. This increase is due to our continuing assessment and write-off of intellectual properties in various stages of development. During the year ended December 31, 2000, we wrote down our Howdy Doody library to its estimated net realizable value resulting in an increase in amortization of production costs aggregating approximately $394,000.

         Salaries and fringe benefits were $471,094 for the year December 31, 2000 as compared to $648,737 for the year ended December 31, 1999. The decrease was directly attributable to the curtailing of our production department through the elimination of approximately three production jobs and the consolidation of certain administrative functions. Due to the loss of our major customer, we expect salaries and fringe benefits to continue to decrease in fiscal 2001.

         Legal and accounting fees were $132,241 for the year ended December 31, 2000 as compared to $50,748 for the year ended December 31, 1999. These increases are attributable to increased legal fees incurred in connection with the filing of our registration statement on Form SB-2 with the Securities and Exchange Commission.

         Consulting fees were $-0- for the year ended December 31, 2000 as compared to $120,819 for the year ended December 31, 1999. This decrease are primarily the result of the decrease in our use of consulting services.

         Rent expense was $109,851 for the year ended December 31, 2000 as compared to $158,290 for the year ended December 31, 1999. Sub lease rental income amounted to approximately $27,000 for the year ended December 31, 2000. No sublease rental income was received during 1999.

         Other selling, general and administrative expenses, which include contract labor, travel and entertainment, insurance and other expenses, were $233,466 for the year ended December 31, 2000 as compared to $350,452 for the year ended December 31, 1999. The decrease is primarily attributable to our consolidation of various administrative functions and further cost reductions.

         Equity in losses of equity-method investee were $187,865 for the year ended December 31, 2000, as compared to $0 for the year ended December 31, 1999. This amount represents the value of our share of the losses of theNetdigest.com, a company related through common ownership.

         Interest expense was $35,006 for the year ended December 31, 2000 as compared to $100,403 for the year ended December 31, 1999. The decrease was directly attributable to the settlement of debt and the related accrued interest of approximately $686,000 in 1999.

         As a result of these factors, we reported a net loss of $1,141,622 or ($.26) per share for the year ended December 31, 2000 as compared to a net loss of $159,088 or ($.05) per share for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, we had shareholders' equity of $205,039. Since our inception, we have incurred losses of approximately $2,592,602. Our operations and growth have been funded by capital contributions from our parent company prior to the spin-off date. These capital contributions were funded by loans to our parent company from third parties, the sale of common stock by our parent company with gross proceeds of approximately $1,000,000 and the issuance of preferred stock by our parent company that resulted in net proceeds to us of approximately $375,000. These funds were used for working capital, capital expenditures, and the acquisition of the Howdy Doody library.

         Additionally, during 1999, loans and accrued interest payable amounting to $686,840 were settled and the investor dismissed all causes of action and claims against BRT. As a result, BRT recorded an extraordinary gain amounting to $425,840, net of income taxes of $261,000, on the accompanying statement of operations.

         We have no other material commitments for capital expenditures. Other than cash generated from our operations, we have no external sources of liquidity. Additionally, due the loss of our major customer, we may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months. Our future operations and growth is dependent on our ability to raise capital for expansion, seek additional revenue sources, and to seek additional opportunities.

         Net cash used in operations during the year ended December 31, 2000 was $114,748 as compared to $168,423 in the comparable prior period.

         Net cash provided by investing activities during the year ended December 31, 2000 was $144,185 compared to net cash used in investing activities of $141,254 for the year ended December 31, 1999. This difference was primarily attributable to the sale of property and equipment during fiscal 2000 resulting in net proceeds to us of approximately $196,000.

         Net cash used in financing activities for the year ended December 31, 2000 was $33,335 as compared to net cash provided by financing activities of $247,021 for the year ended December 31, 1999. The difference was primarily attributable to decreased capital contributions from our former parent company and decreased loan proceeds from related parties.


Item 7. Financial Statements and Supplementary Data.

                   VIDKID DISTRIBUTION, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2000 and 1999





                                    CONTENTS



Report of Independent Certified Public Accountants...........................F-2

Consolidated Financial Statements:

  Consolidated Balance Sheet.................................................F-3

  Consolidated Statements of Operations......................................F-4

  Consolidated Statement of Changes in Stockholders' Equity..................F-5

  Consolidated Statements of Cash Flows......................................F-6

  Notes to Consolidated Financial Statements..........................F-7 - F-18

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders
Vidkid Distribution, Inc. and Subsidiaries
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of Vidkid Distribution, Inc. and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vidkid Distribution, Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming Vidkid Distribution, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's need to generate cash from operations and obtain additional financing raises substantial doubt about its ability to continue as a going concern. Additionally, during April 2001, the Company expects to lose its major customer that accounts for approximately 80% of the Company's revenues. Management's plans as to these matters are discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                               /s/Feldman Sherb & Co., P.C.
                                                  Feldman Sherb & Co., P.C.
                                                  Certified Public Accountants
April 4, 2001
New York, New York

                   VIDKID DISTRIBUTION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000



                                     ASSETS

CURRENT ASSETS:
    Cash                                                                               $     1,707
    Accounts Receivable (net of allowance for doubtful accounts of $22,500)                 73,939
    Prepaid Expenses and Other                                                              17,566
                                                                                       ------------

        Total Current Assets                                                                93,212
                                                                                       ------------

Property and Equipment, Net                                                                507,023
                                                                                       ------------

OTHER ASSETS:
    Investment in Equity-Method Investee                                                    28,504
    Security Deposits                                                                       26,680
    Capitalized Production Costs                                                           478,752
                                                                                       ------------

                                                                                           533,936

        Total Assets                                                                   $ 1,134,171
                                                                                       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current Portion of Loans Payable                                                   $    29,879
    Current Portion of Notes Payable -  Related Parties                                      6,300
    Current Portion of Capital Lease Obligations                                            35,263
    Accounts Payable and Accrued Expenses                                                  416,321
    Deferred Revenue                                                                        66,369
                                                                                       ------------

        Total Current Liabilities                                                          554,132

NOTES PAYABLE - RELATED PARTIES                                                            375,000
                                                                                       ------------

        Total Liabilities                                                                  929,132
                                                                                       ------------

STOCKHOLDERS' EQUITY:
    Preferred Stock ($.005 Par Value; 1,000,000 Shares Authorized)
          No Shares Issued and Outstanding )                                                     -
    Common Stock ($.005 Par Value; 10,000,000 Shares Authorized;
        4,434,420 Shares Issued and Outstanding)                                            22,168
    Additional Paid-in Capital                                                           2,775,473
    Accumulated Deficit                                                                 (2,592,602)
                                                                                       ------------

        Total Stockholders' Equity                                                         205,039
                                                                                       ------------

        Total Liabilities and Stockholders' Equity                                     $ 1,134,171
                                                                                       ============


        The accompanying notes are an integral part of these financial statements.
                                           F-3

                   VIDKID DISTRIBUTION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS






                                                                   For the Year Ended December 31,
                                                                  ----------------------------------
                                                                       2000              1999
                                                                  ----------------  ----------------


REVENUES                                                                $ 998,742       $ 1,103,553

COST OF SALES                                                              91,023            88,625
                                                                  ----------------  ----------------

GROSS PROFIT                                                              907,719         1,014,928
                                                                  ----------------  ----------------

OPERATING EXPENSES
    Amortization of Production Costs                                      563,092           160,029
    Amortization of Goodwill                                                    -            21,942
    Depreciation and Amortization                                         134,398           249,500
    Salaries and Fringe Benefits                                          471,094           648,737
    Legal and Accounting                                                  132,241            50,748
    Consulting Fees                                                             -           120,819
    Rent                                                                  109,851           158,290
    Other Selling, General and Administrative                             233,466           350,452
    Loss on Sale/Disposal of Fixed Assets                                 182,328                 -
                                                                  ----------------  ----------------

        Total Operating Expenses                                        1,826,470         1,760,517
                                                                  ----------------  ----------------

LOSS FROM OPERATIONS                                                     (918,751)         (745,589)
                                                                  ----------------  ----------------

OTHER INCOME (EXPENSES):
    Equity in Losses of Equity-Method Investee                           (187,865)                -
    Interest Income                                                             -                64
    Interest Expense                                                      (35,006)         (100,403)
                                                                  ----------------  ----------------

                                                                         (222,871)         (100,339)

LOSS BEFORE INCOME TAXES AND
    EXTRAORDINARY ITEM                                                 (1,141,622)         (845,928)

BENEFIT FROM INCOME TAXES                                                       -           261,000
                                                                  ----------------  ----------------

LOSS BEFORE EXTRAORDINARY ITEM                                         (1,141,622)         (584,928)

EXTRAORDINARY ITEM:
    Settlement of Debt (Net of Income Taxes of $261,000)                        -           425,840
                                                                  ----------------  ----------------

NET LOSS                                                             $ (1,141,622)       $ (159,088)
                                                                  ================  ================

BASIC AND DILUTED:
      Net Loss Per Common Share:
                Loss Before Extraordinary Item                            $ (0.26)          $ (0.17)
                Extraordinary Gain from Settlement of Debt                      -              0.12
                                                                  ----------------  ----------------

                                                                          $ (0.26)          $ (0.05)
                                                                  ================  ================

      Weighted Common Shares Outstanding                                4,434,420         3,393,504
                                                                  ================  ================


   The accompanying notes are an integral part of these financial statements.
                                       F-4

                                        VIDKID DISTRIBUTION, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      For the Years Ended December 31, 2000 and 1999






                                                           COMMON STOCK $.005 Par       ADDITIONAL                       TOTAL
                                                        ----------------------------     PAID-IN        ACCUMULATED   STOCKHOLDERS'
                                                            Shares         Amount        CAPITAL          DEFICIT        EQUITY
                                                        --------------- ------------  --------------  --------------  -------------

Balance at December 31, 1998                                 3,052,840  $    15,260   $   2,506,008   $  (1,291,892)  $  1,229,376

Capital Contributions                                                -            -         124,399               -        124,399

Shares Issued in Exchange for Services                          50,000          250           5,250               -          5,500

Shares Issued in Exchange for Debt                           1,331,580        6,658         139,816               -        146,474

Net Loss for the Year  Ended December 31, 1999                       -            -               -        (159,088)      (159,088)
                                                        --------------- ------------  --------------  --------------  -------------
Balance at December 31,1999                                  4,434,420       22,168       2,775,473      (1,450,980)     1,346,661

Net Loss for the Year  Ended December 31, 2000                       -            -               -      (1,141,622)    (1,141,622)
                                                        --------------- ------------  --- ----------  --------------  -------------
Balance at December 31,2000                                  4,434,420  $    22,168   $   2,775,473   $  (2,592,602)  $    205,039
                                                        =============== ============  ==============  ==============  =============

                            The accompanying notes are an integral part of these financial statements.
                                                           F-5

                                      VIDKID DISTRIBUTION, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        For the Year Ended December 31,
                                                                        ------------------------------
                                                                            2000            1999
                                                                        --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                             $ (1,141,622)  $    (159,088)
    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:
           Depreciation and Amortization                                      134,398         249,500
           Amortization of Production Costs                                   563,092         160,000
           Extraordinary Gain from Debt Extinguishment - Net                        -        (425,840)
           Benefit from Income Taxes                                                -        (261,000)
           Common Stock Issued for Services                                         -           5,500
           Equity in Losses of  Equity-Method Investee                        187,865               -
           Common Stock Received for Services                                (125,600)              -
           Loss on Sale/Disposal  of Property and Equipment                   182,328               -

           (Increase) Decrease in:
             Accounts Receivable                                               (7,431)         88,674
             Prepaid Expenses and Other                                        (5,323)         (1,078)

           Increase (Decrease) in:
              Accounts Payable and Accrued Expenses                           (41,955)        170,135
              Accrued Salaries                                                139,500           4,774
                                                                        --------------  --------------

Net Cash Flows Used in Operating Activities                                  (114,748)       (168,423)
                                                                        --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sale of Equipment                                           195,714               -
    Acquisition of Property and Equipment                                     (37,325)        (15,219)
    Increase in Capitalized Production Costs                                  (14,204)       (126,035)
                                                                        --------------  --------------

Net Cash Flows Provided by (Used in) Investing Activities                     144,185        (141,254)
                                                                        --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Capital Contributions                                             -         124,399
    Principal Repayments of Capital Lease Obligations                         (72,139)        (76,085)
    Proceeds from Issuance of Notes Payable - Related Parties                  50,463         252,626
    Principal Repayments of Notes Payable                                     (11,659)        (53,919)
                                                                        --------------  --------------

Net Cash Flows Provided by (Used in) Financing Activities                     (33,335)        247,021
                                                                        --------------  --------------

Net Decrease in Cash                                                           (3,898)        (62,656)

Cash - Beginning of Year                                                        5,605          68,261
                                                                        --------------  --------------

Cash - End of Year                                                      $       1,707   $       5,605
                                                                        ==============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest                                                             $           -   $      15,171
                                                                        ==============  ==============
   Income Taxes                                                         $           -   $           -
                                                                        ==============  ==============

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in exchange for reduction in Debt              $           -   $     146,474
                                                                        ==============  ==============
Write-off of goodwill in connection with acquisition                    $           -   $      21,942
                                                                        ==============  ==============
Stock issued for services                                               $           -   $       5,500
                                                                        ==============  ==============
Reclassification of Accrued Salaries to Debt                            $     125,000   $           -
                                                                        ==============  ==============
Common Stock Received for Future Services                               $      90,869   $           -
                                                                        ==============  ==============



                  The accompanying notes are an integral part of these financial statements.
                                                  F-6

                   VIDKID DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2000 and 1999



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Vidkid Distribution, Inc. (the Company) was formed in July 1997 and is engaged in (i) the development and production of children's made for television movies and series; (ii) the marketing and sale of various children's programming; and
(iii) providing video and post-production and distribution services to third parties. The Company acquired the 130 color episode library of "Howdy Doody" during February 1998. Through September 1999, the Company operated as a wholly owned subsidiary of emailthatpays.com, Inc. (emailthatpays). In July 1999, emailthatpays decided to spin-off the Company. On September 29, 1999, emailthatpays began the spin-off of its historical entertainment assets, including 80% of BRT Video, Inc. (BRT), a television studio and editing facility by contributing these assets and all liabilities to the Company.

The spin-off of the Company was effected by a distribution (the "Distribution") to emailthatpays' shareholders of record at the close of business on September 29, 1999. For each share of common stock of emailthatpays held on the record date determined prior to the reverse stock split declared by emailthatpays, the holder received one share of common stock of the Company. Accordingly, 3,052,840 shares of the Company's common stock were issued to emailthatpays shareholders. The spin-off was effectively completed when the Company became a separate and distinct company. Certain emailthatpays shareholders who converted debt obligations into emailthatpays common shares and common shares issued in connection with the merger did not participate in the spin-off.

Due to the fact that the remaining assets of the emailthatpays are transferred to the Company in connection with the distribution, the Distribution was reported for accounting purposes as a "reverse spin-off" under generally accepted accounting principles. The spin-off was treated as a reverse spin-off for financial statement purposes because substantially all of emailthatpays' assets and operations were held by the Company after the spin-off. Therefore, the spin-off has been reflected, for financial statement presentation, as if the Company was a new company consisting of its historical operations. The information contained herein indicates the results of operations or financial condition of the Company that would have been reported for the periods indicated had the Distribution occurred on the first day of the periods discussed.

The Company maintains its principal business operations in Fort Lauderdale, Florida.

Basis of Presentation

The consolidated statements include the accounts of Vidkid Distribution, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Fair Market Value of Financial Instruments

The carrying amount reported in the consolidated balance sheet for cash, accounts and other receivables, accounts payable and accrued liabilities, capital lease obligations, and notes payable approximates fair market value due to the immediate or short-term maturity of these financial instruments.

                   VIDKID DISTRIBUTION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 For the Years Ended December 31, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2000, the Company had a working capital deficiency of $460,920 and losses since inception of $2,592,602. Additionally, in April 2001, the Company is expected to lose its major customer that accounts for approximately 80% of the Company's current revenues. (See Note 14 - Loss of Major Customer). These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

Management's plans with respect to the above include seeking to raise additional capital through the private placement of securities. Additionally, the Company will seek to acquire complimentary businesses or business with growth potential in exchange for shares of the Company's common stock. However, no assurances can be provided that such business plans can be attained. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate additional revenues due to the loss of its major customer sufficient to continue pursuing its business purposes. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Accounting for Production Costs and Distribution Rights

The Company generally capitalizes all costs incurred to produce children's intellectual properties, excluding any interest expense funded under the production loans. Such costs also include the actual direct costs of production, certain exploitation costs and production overhead. Capitalized exploitation or distribution costs include those costs that clearly benefit future periods such as video prints and prerelease and early release advertising that is expected to benefit the program in future markets. These costs, as well as participation and talent residuals, are amortized each period on an individual video or television program basis in the ratio that the current period's gross revenues from all sources for the program bear to management's estimate of anticipated total gross revenues for such video or program from all sources. Revenue estimates are reviewed quarterly and adjusted where appropriate and the impact of such adjustments could be material. Production costs are stated at the lower of unamortized cost or estimated net realizable value.

The Company has entered into agreements with outside entities to exclusively distribute other children's intellectual properties. Under the term of these agreements, the Company advances funds for the "pilot" development, production and marketing costs in accordance with the specific agreements. To date, no revenue has been recognized under these agreements.

It is the Company's policy to write off capitalized production costs associated with the intellectual properties if, in management's opinion, the capitalized costs are in excess of net realizable value. Accordingly, for the years ended December 31, 2000 and 1999, management wrote-off film costs of $563,092 and $160,029, respectively, for the Company's intellectual properties (See Note 5).

                   VIDKID DISTRIBUTION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 For the Years Ended December 31, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

During 2000 and 1999, revenues generated through the Company's subsidiary, BRT, accounted for approximately 89% and 98% of net revenues, respectively. Revenues from BRT's post- production facility and other production projects are recorded when services are performed. Remaining revenues were from the sale of "Howdy Doody" box sets, the sales of music CD's, and the performance of consulting services to a company related through common ownership (See Note 11 - Related Party Transactions). Revenues generated from the "Howdy Doody" box set and the music CD's are recorded upon shipment. Revenues from consulting services are recognized upon performance of the related services.

Property and Equipment

Property and equipment are stated on the basis of cost less accumulated depreciation and amortization. The Company provides for depreciation on a straight-line basis over the following estimated useful lives: equipment, furniture and fixtures, 5 to 7 years. Leasehold costs are being amortized on a straight-line basis over a ten-year period, the lease term.

When assets are retired or otherwise disposed of, the costs and accumulated depreciation are removed from the respective accounts and any related gain or loss is recognized. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful lives of assets are capitalized.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

Income Taxes

The Company utilizes the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are established based on the differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Goodwill

Goodwill, which represented the cost in excess of net assets of business acquired were recorded and were to be amortized over a five-year period. The Company periodically evaluates the carrying amount of goodwill to recognize and measure the possible impairment of these assets. Based on the recoverability from cash flow methods, the Company believed that goodwill was impaired and, accordingly recorded amortization of goodwill amounting to $21,942 in 1999. (See
Note 2).

                   VIDKID DISTRIBUTION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 For the Years Ended December 31, 2000 and 1999



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Common Share

Basic earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive.

Stock-Based Compensation

The Company uses SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Recent Pronouncements

The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal quarters beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement amends SFAS No. 52 - "Foreign Currency Translation", and supersedes SFAS No. 80 - "Accounting for Future Contracts", No. 105 - "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk", No. 107 - "Disclosure about Fair Value of Financial Instruments". The Company adopted SFAS No. 133 in fiscal 2000. The adoption of SFAS No. 133 did not have a significant impact on the Company.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, ("SAB 101""). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. The SEC delayed the required implementation date of SAB 101 by issuing Staff Accounting Bulletins No. 101A, "Amendment: Revenue Recognition in Financial Statements" and 101B, "Second Amendment: Revenue Recognition in Financial Statements" in March and June 2000, respectively. As a result, the SAB 101 will not be effective for the Company until the quarter ended June 30, 2001. The Company believes the adoption of SAB 101 will not be material to the earnings and financial position of the Company.

                   VIDKID DISTRIBUTION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 For the Years Ended December 31, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Pronouncements (Continued)

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". With the exception of certain provisions that required earlier application, this interpretation is effective for all applicable transactions beginning July 1, 2000. The adoption of this interpretation did not have a material impact on the Company's consolidated financial statements

NOTE 2 - ACQUISITION

On October 1, 1998, emailthatpays acquired 72.5% of the outstanding stock of BRT. BRT provides video, audio and editing post-production services and facilities to the Company and to third parties including local television stations, independent producers and cable broadcasters. emailthatpays accounted for this acquisition using the purchase method of accounting. The purchase price exceeded the fair value of net assets assumed by approximately $425,000. The excess was applied to leasehold improvement and costs and is being amortized on a straight-line basis over 10 years, the life of the lease. During March 1999, emailthatpays exchanged 5,859 shares of its common stock for an additional 7.5% of BRT Video, Inc. emailthatpays accounted for this additional acquisition of 7.5% using the purchase method of accounting. The purchase price exceeded the fair value of net assets assumed by approximately $21,942, which was recorded as goodwill. The remaining 20% of BRT is owned by a minority interest. Due to the fact that losses applicable to the minority interest in BRT exceeded the minority interest in the equity capital of BRT, no minority interest is reflected on the balance sheet. On September 29, 1999, emailthatpays spun-off its 80% share of BRT Video, Inc. by contributing these assets and all liabilities to the Company. Accordingly, the results of operations of BRT are included in the accompanying financial statements for the years ended December 31, 2000 and 1999. On November 30, 2000, the Company and Norman Titcomb, the minority shareholder of BRT Video, Inc. reached a settlement agreement of all the issues between them. As part of the settlement agreement, the Company has agreed to pay to Norman Titcomb the sum of $24,000 in exchange for the remaining 20% of BRT. These shares will be held in escrow until the Company pays its settlement liability in full (See Note 13 - Settlement Agreement).

NOTE 3 -- INVESTMENT IN EQUITY-METHOD INVESTEE

The Company holds certain investments accounted for under the equity method. The Company accounts for an investment under the equity method if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. As of December 31, 2000, the Company owned 460,615 shares of common stock of theNETdigest.com, Inc., which was received for various management, production and other services provided to theNETdigest at the inception of that company and during the course of the current fiscal year. These shares are restricted under Rule 144 of the Securities and Exchange Commission. TheNETdigest.com, Inc. is a public company traded under the symbol NETD. TheNETdigest is a development-stage company engaged in development of websites providing medical and lifestyle information with initial emphasis on diabetes. As of December 31, 2000, theNETdigest.com, Inc. had no revenues and has incurred losses since its inception. Steve Adelstein and Gus Guilbert, who are officers and directors of the Company, are also officers and directors of theNETdigest, and own approximately 30% of the common shares of theNETdigest.com, Inc.

                   VIDKID DISTRIBUTION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 For the Years Ended December 31, 2000 and 1999

NOTE 3 -- INVESTMENT IN EQUITY-METHOD INVESTEE (Continued)

The Company's common share holdings represent approximately 3.5% of the total of 13,250,000 shares of common stock of theNETdigest currently outstanding at December 31, 2000. The Company has the ability to exercise significant influence, but not control the NETdigest.com, Inc. Accordingly, under the equity method of accounting, the Company's share of the investee's earnings or loss is included in the consolidated statements of operations. The Company records its investments in equity-method investee on the consolidated balance sheets as "Investment in equity-method investee" and its share of the investee's earnings or losses in "Equity in losses of equity-method investee."

The following is a summary of financial information that has been derived from the financial statements of the TheNETdigest.com, Inc.

                                         For the Nine         For the Period
                                         Months Ended        from Inception
                                         February 28,      (January 21, 2000)
                                             2001           to May 31, 2000
                                          (Unaudited)
   Balance Sheet Data
   Current Assets                    $          44,155     $           1,258
   Total Assets                      $         285,335     $           7,445
   Total Liabilities                 $         303,111     $         180,423
   Stockholders' Deficit             $        (17,776)     $        (172,978)

   Statement of Operations Data
   Total Revenue                     $               -     $               -
   Total Operating Expenses          $         523,553     $         146,681
   Net Loss                          $         (523,553)   $        (146,681)
   Net Loss per Common Share         $           (.04)     $            (.01)

In the statement of operations for the year ended December 31, 2000, the Company recorded equity in losses of investee of $187,865, representing approximately $23,500 in the Company's shares of the investee's loss for the period and $164,365 in write downs of the investment due to a loss in value which was considered other than a temporary decline. Management believes the loss was other than temporary due to the lack of revenues, continued losses and a net capital deficiency of the investee.

NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 2000, property and equipment and related accumulated depreciation consisted of the following:

     Video and Audio Equipment                            $260,803
     Office Furniture and Equipment                        113,955
     Leasehold Improvements and Costs                      440,427
                                                      -------------
                                                           815,185

     Less: Accumulated depreciation                       (308,162)
                                                      -------------

      Total                                               $507,023
                                                      =============

                   VIDKID DISTRIBUTION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 For the Years Ended December 31, 2000 and 1999



NOTE 4 - PROPERTY AND EQUIPMENT (Continued)

For the years ended December 31, 2000 and 1999, depreciation expense amounted to $134,398 and $249,500, respectively. During December 2000, the Company abandoned a portion of its leasehold improvements resulting in a charge to operations totaling $206,685. Additionally, the Company sold or disposed of other property and equipment resulting in a net gain from the sale/disposal amounting to $24,357.

NOTE 5 - CAPITALIZED PRODUCTION COSTS

Capitalized production costs consisted of the following:

          Films completed and not released          $     390,000
          Productions in process                           88,752
                                                     -------------

                                                    $     478,752
                                                     =============
During 1998, emailthatpays issued 332,500 shares of common stock at the fair market value price of $1.80 in connection with the acquisition of the Howdy Doody Library. The aggregate amount of shares issued by emailthatpays amounted to $598,500 and was included above in "films completed and not released". During the year ended December 31, 2000, the Company wrote down its investment in the Howdy Doody Library by approximately $394,000 to net realizable value. Additionally, the Company completely wrote off other productions projects by approximately $169,000. Remaining capitalized production costs consist of production costs, production salaries, and other costs connected with the Company's remaining production project.

NOTE 6 - LOANS PAYABLE

At December 31, 2000, loans payable consisted of the following:

Revolving credit agreement with a bank aggregating
$30,000. The agreement bears interest at the bank's
prime rate plus 3% (11.5% at December 31, 2000) and is
payable on demand. The loan contains certain covenants
that require, among other matters, that the Company
obtain the consent of the lender before incurring any
additional debts, except for indebtedness for trade
credit in the ordinary course of the Company's business.       $      25,914

Notes payable to bank, payable in 36 monthly installments
of $1,012 including interest at 12.85% per annum payable
on or before April 22, 2001. The loan contains certain
covenants that require, among other matters, that the
Company obtain the consent of the lender before incurring
any additional debts, except for indebtedness for trade
credit in the ordinary course of the Company's business.               3,965
                                                               --------------
                                                                      29,879

         Less:  Current Portion                                      (29,879)
                                                               --------------
                                                               $           -
                                                               ==============

                   VIDKID DISTRIBUTION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 For the Years Ended December 31, 2000 and 1999

NOTE 6 - LOANS PAYABLE (Continued)

In September 1997, BRT and an investor entered into an informal agreement whereby the investor would advance $1,500,000 for expansion and renovation of a new facility in exchange for a 49% ownership interest in BRT. The parties to the agreement intended to engage an independent appraiser to determine the value of the stock and thus the portion of the $1,500,000 that would be attributable to equity financing. The independent appraisal was never completed and accordingly, the Company treated all funds received as advances. The balance of the advanced funds would be evidenced by a note payable bearing interest at prime plus 1%. Between October 1997 and December 31, 1997, the investor advanced $435,000. In early 1998 the investor advanced an additional $150,000. Thus, by the end of February 1998, the investor had advanced $585,000. In addition to advances totaling $585,000, BRT has recorded accrued interest amounting to $101,840 as of September 30, 1999. On October 14, 1998, BRT filed suit against the investor in the Circuit Court in Broward County, Florida alleging breach of contract and fraud against the investor. On August 6, 1999, BRT dismissed its complaint against the investor and they in turn dismissed all causes of action against BRT. As a result of this resolution, the Company retained the advances totaling $585,000 and the investor did not receive any securities of BRT or Vidkid. Accordingly, BRT recorded an extraordinary gain amounting to $686,840 on the accompanying statement of operations in fiscal 1999.

NOTE 7 - NOTES PAYABLE - RELATED PARTIES

The Company has notes payable to related parties and a stockholder of the Company. These notes bear interest at a rate of 9.6% payable quarterly in the form of issuance of restricted common shares of the Company valued at $.25 per share, or cash, as solely determined by the board of directors. These notes are collateralized by the "Howdy Doody" tape library and are due and payable on August 31, 2002. As of December 31, 2000, notes payable to these related parties amounted to $375,000.

The Company has notes payable to related parties and a stockholder of the Company. These notes are non-interest bearing, non-collateralized, and are payable on demand. As of December 31, 2000, notes payable to these related parties amounted to $6,300. For the year ended December 31, 2000, the Company imputed interest on these notes at an annual rate of 12%.

NOTE 8 - CAPITAL LEASE OBLIGATION

BRT has entered into various leases for its video production equipment that meet the requirements of a capital lease. The total capitalized cost of the equipment as of December 31, 2000 is approximately $185,000. These amounts represent the present value of the minimum lease payments during the lease term and was determined using BRT's estimated borrowing rate at the inception of the lease. The Company's borrowing rate was used because the lessor's implicit interest rate was not readily determinable.

The following is a schedule of non-cancelable future minimum lease payments required under these leases:

      2001                                                      $      35,263

      Less: amount representing interest                                    -
                                                                 -------------
      Present value of net minimum lease payments                      35,263

      Less current obligations due under capital leases               (35,263)
                                                                 -------------
      Long-term obligations due under capital leases            $           -
                                                                 =============

                   VIDKID DISTRIBUTION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 For the Years Ended December 31, 2000 and 1999



NOTE 9 - INCOME TAXES

Current income taxes are computed at statutory rates on pretax income. Deferred taxes would be recorded based on differences in financial statements and taxable income. At December 31, 2000, the Company had elected to carry forward net operating losses for federal and state income tax purposes of approximately $2,400,000 that are available to reduce future taxable income through 2015. As utilization of such operating losses for tax purposes is not assured, the deferred tax asset has been fully reserved through the recording of a 100% valuation allowance. These operating losses may be limited to the extent an "ownership change" occurs.

The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes is as follows:

                                                 2000                 1999
                                            ---------------      ---------------

Tax benefit computed at statutory rates     $     (380,000)      $      (60,000)

Income tax benefit not utilized                    380,000               60,000
                                            ---------------      ---------------

Net income tax benefit                      $            -       $            -
                                            ==============       ===============

The components of the deferred tax asset as of December 31, 2000 are as follows:

Deferred Tax Asset:
 Net Operating Loss Carry forward           $     912,000

 Less:  Valuation Allowance                      (912,000)
                                            --------------

 Net Deferred Tax                           $           -
                                            ==============

NOTE 10 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company authorized the board of directors to issue up to 1,000,000 shares of preferred stock, par value $.005 per share, to establish one or more series of preferred stock and to determine, with respect to each of these series, their preferences, voting rights and other terms. As of March 2000, no shares of preferred stock were outstanding.

Warrants

On October 1, 1999, the Company granted warrants to four officers and directors to acquire an aggregate of 375,000 restricted shares of common stock at an exercise price of $.25 per share. The warrants expire on December 31, 2005. The fair value of the warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 50%; risk-free interest rate of 6%, and an expected live of 5 years.

                   VIDKID DISTRIBUTION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 For the Years Ended December 31, 2000 and 1999


NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

Warrants (Continued)

As permitted by SFAS No. 123, the Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. Had the Company determined compensation cost based of the fair value at the grant date for its warrants under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                             1999
                                      ---------------
     Net Loss
          As reported                 $     (159,088)
          Pro forma                   $     (170,088)

     Net Loss per Share
         As reported                  $         (.05)
         Pro forma                    $         (.05)

Common Stock

During September 1999, the Company issued 1,331,580 shares of its common stock in full satisfaction of certain indebtedness amounting to $146,474. These shares were valued at approximately $.11 per share, the fair values of the common stock at the date of issuance.

During September 1999, the Company issued 50,000 shares of common stock for professional services rendered. These shares were valued at $.11 per share, the approximate fair values, and charged to operations.

The spin-off of the Company was effected by a distribution to emailthatpays' shareholders of record at the close of business on September 29, 1999. For each share of common stock of emailthatpays held on the record date determined prior to the reverse stock split declared by emailthatpays, the holder received one share of common stock of the Company. Accordingly, the Company issued 3,052,840 shares of common stock. All common shares and per share data have been retroactively adjusted to reflect this spin off.

Capital Contributions

Capital   contributions   represent   funds  and  net  assets   contributed   by
emailthatpays, Inc. to the Company prior to the spin-off.

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company received 460,615 shares of common stock of theNETdigest.com, Inc. for various management, production and other services provided to theNETdigest at the inception of that company and during the course of the current fiscal year. TheNETdigest is a development-stage company engaged in development of websites providing medical and lifestyle information with initial emphasis on diabetes. Steve Adelstein and Gus Guilbert, who are officers and directors of the Company, are also officers and directors of theNETdigest, and own approximately 30% of the common shares of that company. The Company's common share holdings represent approximately 3.5% of the total of 13,250,000 shares of common stock of theNETdigest currently outstanding as of December 31, 2000.

                   VIDKID DISTRIBUTION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 For the Years Ended December 31, 2000 and 1999




NOTE 11 - RELATED PARTY TRANSACTIONS (Continued)

In May 2000, that company (formerly named Cam designs, Inc.) acquired the theNETdigest.com, Inc., a privately held corporation organized by Messrs. Adelstein and Guilbert, and changed its name to its current name. The shares of theNETdigest are publicly traded on the Pink Sheets in the Over-the-Counter Market.

Of the 460,615 shares of theNETdigest owned by the Company, 100,000 shares were received at the time of the organization of the private NETdigest company for management services made available by the Company. These shares were valued at par value amounting to $100. Subsequently, the Company received a total of 360,615 shares for services and facilities provided to theNETdigest during the third fiscal quarter of 2000 and provided subsequently. In particular, 50,000 shares valued at $30,000 were issued to the Company in July 2000 for developing theNETdigest's business plan. In that same month, the Company received 30,000 shares valued at $18,000 for the sublease of 1,000 square feet at the Company's facility. In August 2000, the Company received 85,615 shares valued at $51,369 for various editing and production services provided to theNETdigest. In September 2000, the Company received 110,615 shares valued at $66,369 for future production and editing services being rendered by VidKid. The value of the future services are shown as deferred revenue on the accompanying balance sheet. In that same month, the Company received 34,385 shares valued at $20,631 for specialized commercial editing services, reimbursement of expenses and computer and software lease benefits provided to theNETdigest. . Also in September 2000, the Company received a total of 50,000 shares valued at $30,000 in consideration for $5,500 of sub-lease income and telephone reimbursement and for future sub-lease rental income and telephone reimbursement of $24,500. All of the above transactions were valued at the Company's cost-basis for the respective service provided. Accordingly, intercompany profits have been eliminated.

The following transaction have been reflected in the statement of operations for year ended December 31, 2000 as follows:

                  Net Revenue                         $            91,469
                  Sub-Lease Rental Income             $            22,500
                  Other Reimbursed Expenses           $            11,631

Expenses of approximately the same amounts are in the statement of operations for the year ended December 31, 2000, therefore there is no profit recognized on these transactions.

Certain shareholders of the Company and a company related through common ownership from time to time, advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of December 31, 2000, amounts due to officers of the Company amounted to $13,860.

The Company advanced funds from time to time to companies related through common ownership. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of December 31, 2000, amounts due from these related companies amounted to $14,114.

                   VIDKID DISTRIBUTION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 For the Years Ended December 31, 2000 and 1999

NOTE 12 - COMMITMENTS

Operating Lease

The Company leases office and production space in Fort Lauderdale, Florida, pursuant to an operating lease. The lease generally provides for fixed monthly rental payments of approximately $12,000 through October 2007, subject to annual increases. For the years ended December 31, 2000 and 1999, rent expense amounted to $109,851 and $158,290, respectively.

At December 31, 2000, the future minimum annual rental payments under the non-cancelable operating lease is as follows:

                           Year
                           2001            $     116,728
                           2002                  122,562
                           2003                  128,694
                           2004                  135,122
                           Thereafter            420,128
                                           --------------

                                           $     923,234
                                           ==============
NOTE 13 - SETTLEMENT AGREEMENT

On November 30, 2000, the Company and Norman Titcomb, the minority shareholder of BRT Video, Inc. reached a settlement agreement of all the issues between them. As part of the settlement agreement, the Company has agreed to pay to Norman Titcomb the sum of $24,000. Payment of this amount will be made on the 10th of each month in the sum of $2,000 commencing on December 10, 2000 through November 10, 2001. An officer of the Company personally guaranteed the note. In exchange for these payments, Norman Titcomb will tender all of his common shares, representing 20% of BRT Video, Inc., to the Company. These shares will be held in escrow until the Company pays its settlement liability in full. As of December 31, 2000, the Company's settlement liability has been included on the accompanying balance sheet under accounts payable and accrued expenses.

NOTE 14 - LOSS OF MAJOR CUSTOMER

During March 2001, the Company's major customer indicated that it would stop using the Company's post editing services mid April 2001. For the fiscal years ended December 31, 2000 and 1999, this major customer accounted for approximately $670,000 and $615,000 or approximately 67% and 56%, respectively, of the Company's net sales.

The loss of this customer will have a material adverse impact on the revenues and operating results of the Company. There can be no assurance the Company will be able to generate revenue from any source in an amount sufficient to offset the loss of this major customer.

NOTE 15 - SUBSEQUENT EVENT

On February 19, 2001, the Board of Directors approved an increase in the authorized common shares to 100 million and to increase the Company's authorized preferred shares to 5 million and to modify the Company's stock par value from $.005 to $.001 for both common and preferred stock, subject to majority shareholder approval.

On March 15, 2001, the Company issued 315,580 common shares in satisfaction of of indebtedness amounting to $39,448.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  Not Applicable

                                    Part III

Item 9. Directors and Executive Officers of the Registrant.

                                   MANAGEMENT

         The following table sets forth the names and ages of our directors and executive officers:

NAME                                POSITION
----                                --------

Steven Adelstein                  Chairman of the Board, Chief Executive Officer
                                  and President
Gus Guilbert, Jr.                 Director, Treasurer, Secretary, Executive Vice
                                  President and President of BRT
James Purpuro                     Director, Executive Vice President of BRT
Michael Greene                    Director, Vice President of BRT
Todd Adelstein                    Director

         All directors hold office until the next meeting of our shareholders and until their successors are elected and qualified. Officers hold office until the first meeting of directors following the meeting of shareholders and until their successors are elected and qualified subject to earlier removal by the board of directors. No member of management serves in any capacity with emailthatpays.

         STEVEN ADELSTEIN, 53 years old, has served as our chairman of the board, chief executive officer, president and director since July 1997. From May 1995 until October 1999 Mr. Adelstein served as chairman of the board, chief executive officer and president of emailthatpays. From February 1993 to February 1995, Mr. Adelstein served as executive producer of "Jelly Bean Jungle", a children's television series syndicated in over 85% of the U.S. markets and in many foreign territories. Between September 1969 and June 1972, Mr. Adelstein was employed as a certified public accountant with Peat, Marwick, Mitchell and Company. Mr. Adelstein has served as president of AUW, Inc., a venture capital company, since April 1993. Mr. Adelstein is the father of Todd - Adelstein, one of our directors.

         GUS GUILBERT, JR., 40 years old, has been our executive vice president, treasurer and secretary since July 1997 and a director since October 1999. Since October 1999, he has served as president of our subsidiary BRT. From May 1995 until October 1999 Mr. Guilbert served as executive vice president, treasurer and secretary of emailthatpays. In 1993, Mr. Guilbert became an independent consultant and representative for D/Vision Pro computer editing systems, in which capacity he continues to serve. Between 1990 and 1993, Mr. Guilbert served as music Producer for Miami based Video Publishing Group where he scored and edited music for television and film, and ultimately became an on-line video editor using various broadcast formats. Mr. Guilbert is a respected production professional knowledgeable in computer animation, music and television production, as well as broadcast mastering. Mr. Guilbert holds an Audio Engineering License in multi-track recording and MIDI music programming.

         JAMES PURPURO, 35 years old, has been a member of our board of directors since October 1999 and executive vice president of BRT and Senior Editor in charge of all post production creative services from 1994 to September 1999. In 1987 Mr. Purpuro graduated from Villanova University with a degree in Broadcast Management. From 1989 to 1993 he was director of commercial production at WBBH-TV, an NBC affiliate in Fort Myers, Florida. Mr. Purpuro also ran the creative services department for the Waterman Broadcasting Corp., owner of several radio and television stations.

         MICHAEL GREENE, 55 years old, has been a member of our board of directors since October 1999 and vice president of BRT since April 1998. Mr. Greene is director and president of his consulting company Chrysalid, Inc., in which capacity he has served since September 1996 and devotes about 50% of his time to us. From 1994 to August 1996, Mr. Greene served as principal of Greene, Hollister, Inc., a nationally-recognized transformation consulting company. Mr. Greene has consulted in the areas of communications, team development, strategic planning, training, sales, and marketing to companies like Arvida, Disney, American Express, Pratt & Whitney, and North American Philips. Mr. Greene has been chairman and CEO of Classic Video Theater, a Nasdaq listed company, and director of operations and programming for the Amaturo Group, one of the premier broadcasting companies in the country.

         TODD ADELSTEIN, 25 years old, has served as a director since October 1999. Since July 1998, Mr. Adelstein has been employed by First Union National Bank as a licensed financial specialist. From August 1997 to July 1998, Mr. Adelstein served as corporate account manager for Enterprise Leasing, where he managed sales and fleet services for several offices. Mr. Adelstein graduated from Indiana University in 1997 with a BS/BS in Public Financial Management along with an Accreditation and Certificate in Business Administration. Todd Adelstein is the son of Steven Adelstein, our president and chairman.

LIMITATIONS ON DIRECTORS' LIABILITIES

         Our articles of incorporation limits, to the maximum extent permitted under Florida law, the personal liability of directors and officers for monetary damages for breach of their fiduciary duties as directors and officers, except in circumstances involving wrongful acts, for example a breach of the director's duty of loyalty or acts of omission which involve intentional misconduct or a knowing violation of law.

         Florida Law permits us to indemnify officers, directors or employees against expenses, including attorney's fees, judgments, fines and amounts paid in settlement in connection with legal proceedings if the officer, director or employee acted in good faith and in a manner he reasonably believed to be in or not opposed to our best interest, and, with respect to any criminal act or proceeding, he had no reasonable cause to believe his conduct was unlawful. Indemnification is not permitted as to any matter as to which the person is adjudged to be liable unless, and only to the extent that, the court in which the action or suit was brought upon application that, despite the adjudication of liability, but in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for the expenses as the court deems proper. Individuals who successfully defend this type of action are entitled to indemnification against expenses reasonably incurred in connection therewith.

         Our by-laws require us to indemnify directors and officers against, to the fullest extent permitted by law, liabilities which they may incur under the circumstances described in the preceding paragraph.

         We plan to maintain standard policies of insurance under which coverage is provided to our directors and officers against loss arising from claims made by reason of breach of duty or other wrongful act and to us with respect to payments which may be made by us to these officers and directors according to the above indemnification provision or otherwise as a matter of law.

         In addition, we plan to enter into indemnification agreements with our directors and executive officers. Under these agreements, we will indemnify each director and officer to the fullest extent permitted by law for any acts performed, or for failures to act, on our behalf or on behalf of another person or entity for which that director or officer is performing services at our request. We will not indemnify a director or officer for any breach of loyalty to us or our shareholders, or if the director or officer does not act in good faith or for acts involving intentional misconduct, or for acts of omissions described in the laws of Florida, or for any transaction for which the director or officer derives an improper benefit. We will indemnify for expenses related to indemnifiable events, and will pay for these expenses in advance. Our obligation to indemnify and to provide advances for expenses are subject to the approval of a review process with a reviewer to be determined by our board. The rights of directors and officers will not exclude any rights to indemnification otherwise available under law or under our certificate of incorporation.

Item 10. Executive Compensation.

CASH COMPENSATION

         The following table shows, for each of the three years ended December 31, 2000, the cash and other compensation paid by us to Steven Adelstein, our chairman and chief executive officer, and Gus Guilbert, Jr., our executive vice president, treasurer, secretary and chief financial officer. Based on the difficulty of allocating the amounts, compensation includes those payments received from emailthatpays. None of our executive officers had annual compensation in excess of $100,000 except for Mr. Adelstein.

                           SUMMARY COMPENSATION TABLE



Name and Principal                                                     Other Annual            All Other
Position                   Year           Salary          Bonus        Compensation*           Compensation
-----------------------------------------------------------------------------------------------------------
Steven Adelstein           2000           $120,000          $-0-           $18,000               $-0-
                           1999           $120,000          $-0-           $18,000               $-0-
                           1998           $120,000          $-0-           $18,000               $-0-

Gus Guilbert, Jr.          2000           $ 48,000          $-0-           $ 6,000               $-0-
                           1999           $ 42,000          $-0-           $ 6,000               $-0-
                           1998           $ 36,000          $-0-           $ 1,200               $-0-
------------------

* Represents an additional compensation to cover auto lease and servicing, medical plan payments and disability program payments.

OPTIONS GRANTS IN LAST FISCAL YEAR

         The following table sets forth information with respect to the grant of options to purchase shares of common stock during the fiscal year ended December 31, 2000 to each person named in the Summary Compensation Table.

                           NUMBER OF              % OF TOTAL
                           SECURITIES             OPTIONS/SARS
                           UNDERLYING             GRANTED TO             EXERCISE OR
                           OPTIONS/SARS           EMPLOYEES IN           BASE PRICE          EXPIRATION
NAME                       GRANTED (#)            FISCAL YEAR            (S/SHARES)          DATE
-------------------------------------------------------------------------------------------------------
                                   -                     -                       -                   -


         In addition, options to purchase 75,000 shares were issued to James Purpuro exercisable at $0.25 per share through October 1, 2005 and options to purchase 50,000 shares were issued to Michael Greene exercisable at $0.25 through October 1, 2005. There was no public trading market for the underlying shares of common stock at the time of the grant.

EMPLOYMENT AGREEMENTS

         Mr. Adelstein's five year employment agreement with us provides that he devote substantially all of his business efforts to us as president and chief executive officer. Under the terms of the agreement, Mr. Adelstein receives a base annual salary of $120,000 for the year ended December 31, 2001. In addition, Mr. Adelstein is entitled to receive additional payments equal to 2.5% of gross receipts from all merchandise agreements between Vidkid and outside merchandisers, and health and disability insurance. Mr. Adelstein is subject to a one year non-compete agreement commencing at the end of the term of the employment agreement.

         Mr. Guilbert's three year employment agreement with us provides that he devote his full time business efforts to us as our executive vice president. Under the terms of the agreement, Mr. Guilbert receives a base annual salary of $42,000 for the period ending December 31, 2001. Mr. Guilbert is entitled to a bonus at the discretion of the board of directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth the beneficial ownership of our common stock by all shareholders that hold 5% or more of the outstanding shares of our common stock, each director and executive officer. Except as indicated, each shareholder named has sole voting and investment power for his, her or its shares. Unless otherwise stated, the address of each of the person set forth below is 4950 West Prospect Road, Fort Lauderdale, Florida 33309.


NAMES AND ADDRESS OF                      NO. OF SHARES         % OF
BENEFICIAL OWNER                             OWNED              OWNED
--------------------                      -------------         ----

Steven Adelstein (1)                       1,617,987            34.1%
Gus Guilbert, Jr (2)                         164,247             3.5%
James Purpuro (3)                             13,359             0.3%
Mike Greene (4)                                5,000             0.1%
Todd Adelstein                               170,000             3.5%
Realm Holdings, Inc.                         560,000            11.8%
   648 Post Road
   Wakefield, RI 02879
FAC Enterprises, Inc.                        300,000             6.3%
   4960 South Virginia Ave.,
   Suite 4300, Reno NV 89502
All officers and directors
   as a group (5 people)                   2,830,593            59.6%

         In general, a person is considered a beneficial owner of a security if that person has or shares the power to vote or direct the voting of the security, or the power to dispose of the security. A person is also considered to be a beneficial owner of any security of which the person has the right to acquire beneficial ownership within sixty (60) days.

         (1) Steven Adelstein's holdings include beneficial ownership of 1,216,407 shares of common stock owned by AUW, Inc. and does not include immediately exercisable warrants to purchase 150,000 shares of common stock at an exercise price of $0.25.

         (2) Mr. Guilbert's holdings include beneficial ownership of 6,800 shares of common stock owned by Tenor Guilbert, his son and does not include immediately exercisable warrants to purchase 100,000 shares of common stock at an exercise price of $0.25.

         (3) Mr. Purpuro's holdings does not include immediately exercisable warrants to purchase 25,000 shares of common stock at an exercise price of $0.25. Additionally it does not include warrants to purchase 25,000 shares of common stock at an exercise price of $0.25 per share commencing October 1, 2000 and warrants to purchase an additional 25,000 shares at $0.25 beginning October 1, 2001.

         (4) Mr. Greene's holdings does not include immediately exercisable warrants to purchase 16,666 shares of common stock at an exercise price of $0.25. Additionally, it does not include warrants to purchase 16,666 shares of common stock at an exercise price of $0.25 exercisable commencing October 1, 2000 and warrants to purchase an additional 16,667 shares at $.25 beginning October 1, 2001.

                            DESCRIPTION OF SECURITIES

COMMON STOCK

         Our articles of incorporation authorizes us to issue up to 100,000,000 shares of common stock, par value $.005 per share, 4,750,000 shares are issued and outstanding as of the date of March 31, 2001.

         Holders of common stock are entitled to receive dividends as may be declared by our board of directors from funds legally available for these dividends. Upon liquidation, holders of shares of common stock are entitled to a pro rata share in any distribution available to holders of common stock. The holders of common stock have one vote per share on each matter to be voted on by shareholders, but are not entitled to vote cumulatively. Holders of common stock have no preemptive rights. All of the outstanding shares of common stock are, and all of the shares of common stock to be issued in connection with this offering will be, validly issued, fully paid and non-assessable.

PREFERRED STOCK

         Our articles of incorporation authorizes our board of directors, without shareholder approval, to issue up to 5,000,000 shares of preferred stock, par value $.005 per share, to establish one or more series of preferred stock and to determine, with respect to each of these series, their preferences, voting rights and other terms. No shares of the preferred stock are outstanding as of March 31, 2001.

         If issued, the preferred stock could adversely affect the voting power or other rights of our shareholders or be used, to discourage, delay or prevent a change in control, which could have the effect of discouraging bids for us and prevent shareholders from receiving maximum value for their shares. Although we have no present intention to issue any shares of preferred stock, we cannot assure you that we will not do so in the future.

TRANSFER AGENT

         The transfer agent and registrar for our common stock is StockTrans, Inc., 7 East Lancaster Avenue, Ardmore, PA 19003-2318.

Item 12. Certain Relationships and Related Transactions.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the year ended 12/31/00 we issued a $375,000 principal amount promissory note to A.U.W., Inc., a company of which Mr. Steven Adelstein is an officer, director and shareholder. A.U.W., Inc. is owed $242,500 of the principal amount of the note and is acting as trustee under the note for the following related parties:

                  Phillip Adelstein  $  25,000
                  Gus Guilbert, Jr.     37,500
                  Tammi Adelstein       25,000
                  Steve Shnider         32,500
                  Steven Adelstein       6,500
                  Todd Adelstein         6,000
                                      --------
                                      $132,500
                                      ========

         The parties are all officers, directors or relatives of Steven Adelstein and Todd Adelstein. The proceeds of these notes were used to pay off amounts due to a third party for the Howdy Doody library and are collateralized by the Howdy Doody library. This note, which is due on June 30, 2005, bears interest at an annual rate of 9.6% payable quarterly in the form of issuance of restricted shares of our common stock or cash, as determined by the board of directors in its sole discretion. These notes are collateralized by the Howdy Doody library and are due and payable on June 30, 2005.

         In addition, we have accounts payable to related parties and a shareholder listed below. These debts were incurred at times during 1999. The highest amount outstanding was $35,261. These funds were used for working capital purposes. As of September 30, 2000, the payables to these related parties amounted to $12,300.

         Todd Adelstein    $ 2,039
         Tammi Adelstein     4,261
                           -------
                           $ 6,300
                           =======

         While we were a wholly-owned subsidiary of emailthatpays, loans were advanced by Steven Adelstein, in the amount of $19,800, Gus A. Guilbert, Jr., in the amount of $6,500, and AUW, Inc., an affiliate of Steven Adelstein, in the amount of $120,174, which had been used for working capital purposes. The total debt of $146,474 was exchanged for 1,331,580 shares of our common stock or at a rate of $0.11 per share. At the time of the exchange on August 17, 1999, the common stock of emailthatpays had a bid price of $0.215 per share as quoted on the OTC Bulletin Board. While no independent directors were serving to evaluate the transaction, given the price of the emailthatpays' common stock, we consider the exchange to have been completed on a fair basis to us.

         We received 460,615 shares of common stock of NETDigest.com, Inc. for various management, production and other services provided to NETDigest.com at the inception of that company and during the course of the current fiscal year. NETDigest.com is a development-stage company engaged in development of websites providing medical and lifestyle information with initial emphasis on diabetes. Steve Adelstein and Gus Guilbert, who are officers and directors of VidKid, are also officers and directors of NETDigest.com, and own approximately 30% of the common stock of that company. In May 2000, that company (formerly named Cam Designs, Inc.) acquired the NETDigest.com, Inc., a privately-held corporation organized by Messrs. Adelstein and Guilbert, and changed its name to its current name. The shares of NETDigest,com are publicly-traded on the Pink Sheets in the Over-the-Counter Market. Our common stock holdings represent approximately 3.5% of the total of 13,250,000 shares of common stock of NETDigest.com currently outstanding.

         Of the 460,615 shares of NETDigest.com owned by us, 100,000 shares were received at the time of the organization of the private NETDigest company for management services made available by us at the inception of that venture. These 100,000 common shares were valued at the par value of NETDigest.com or $.001 per share for a total of $100. Thereafter, we received a total of 360,615 shares for services and facilities provided to NETDigest.com during the third fiscal quarter of 2000 and provided subsequently. In particular, 50,000 shares valued at $30,000 were issued to us in July 2000 for developing NETDigest.com's business plan. In that same month, we received 30,000 shares valued at $18,000 for the sublease of 1,000 square feet at our facility. In August 2000, we received 85,615 shares valued at $51,369 for various editing and production services provided to NETDigest.com. In September 2000, we received 110,000 shares valued at $66,369 for future production and editing services being rendered by us. In that same month, we received 110,615 shares valued at $20,631 for specialized commercial editing services, reimbursement of expenses and computer and software lease benefits provided to NETDigest.com. Also in September 2000, a total of 50,000 shares valued at $30,000 were received by us in consideration for $5,500 of sub-lease income and telephone reimbursement and for future sub-lease rental income and telephone reimbursement of $24,500. All of the above transactions were valued at our cost-basis for the respective services provided.


ITEM 13.  EXHIBITS.

EXHIBITS         DESCRIPTION OF DOCUMENT
--------         -----------------------

99.1 Release And Settlement Agreement dated December 5, 2000 between Realm Production & Entertainment, Inc., and BRT Video, Inc. in favor of Norman Titcomb.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form SB-2 and authorized this Amendment No. 5 to the registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Fort Lauderdale, Florida on February 14, 2001.

                                    VIDKID DISTRIBUTION, INC.

                                    BY: /s/ STEVEN ADELSTEIN
                                    --------------------------------------
                                    Steven Adelstein
                                    Chief Executive Officer and President

         Pursuant to the requirements of the Securities Act of 1933, this amendment to the Form SB-2 registration statement has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                     TITLE                                DATE
---------                     -----                                ----

/s/ STEVEN ADELSTEIN          Chairman of the Board, Principal     May 15, 2001
----------------------------  Executive, Financial and Accounting
Steven Adelstein              Officer and President


/s/ GUS A. GUILBERT           Director, Executive Vice President,  May 15, 2001
----------------------------  Treasurer and Secretary
Gus A. Guilbert, Jr.


/s/ MICHAEL GREENE            Director                             May 15, 2001
--------------------------
Michael Greene


/s/ TODD ADELSTEIN            Director                             May 15, 2001
-------------------------
Todd Adelstein