Form 10QSB
period 2001-03-31
VIDKID DISTRIBUTION INC
filed 2001-07-12
CIK 1113677

Securities and Exchange Commission
                              Washington D.C. 20549


                                   FORM 10-QSB





             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               March 31, 2001
Commission file number:                     333-36666



                            VIDKID DISTRIBUTION, INC.
             (Exact name of registrant as specified in its charter)


         Florida                                               65-0810941
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)




                             4950 West Prospect Road
                         Fort Lauderdale, Florida 33309
                    (Address of principal executive offices)
                                   (Zip code)

                                 (954) 745-0077
              (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes    x      No
                                         ------        ------
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 1, 2001: 4,706,000 shares of common stock, $.001 par value per share.

                   VIDKID DISTRIBUTION, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2001
                                      INDEX



                                                                          Page

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet (Unaudited)
        March 31, 2001.................................................       3
      Consolidated Statements of Operations (Unaudited)
        For the Three Months Ended March 31, 2001 and 2000.............       4
      Consolidated Statements of Cash Flows (Unaudited)
        For the Three Months Ended March 31, 2001 and 2000.............       5

      Notes to Consolidated Financial Statements (Unaudited)...........     6-8

      Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations...........    8-10


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings.......................................      11

      Item 4 - Submission of Matters to a Vote of Security Holders.....      11

      Item 6 - Exhibits and Reports on Form 8-K........................      11

      Signatures.......................................................      11

                   VIDKID DISTRIBUTION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2001
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
    Cash                                                             $  27,147
    Accounts Receivable (net of allowance
      for doubtful accounts of $22,500)                                 82,425
    Due from Related Parties                                            46,854
    Prepaid Expenses and Other                                           3,338
                                                                    ------------

        Total Current Assets                                            159,764
                                                                    ------------

Property and Equipment, Net                                             486,423
                                                                    ------------

OTHER ASSETS:
    Investment in Equity-Method Investee                                 28,504
    Security Deposits                                                    26,680
    Capitalized Production Costs                                        431,572
                                                                    ------------

                                                                        486,756
                                                                    ------------
        Total Assets                                                $ 1,132,943
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current Portion of Loans Payable                                $    29,027
    Current Portion of Notes Payable -  Related Parties                   6,300
    Current Portion of Capital Lease Obligations                         36,787
    Accounts Payable and Accrued Expenses                               431,864
    Due to Officers                                                      11,191
    Deferred Revenue                                                     36,194
                                                                    ------------

        Total Current Liabilities                                       551,363

NOTES PAYABLE - RELATED PARTIES                                         375,000
                                                                    ------------

        Total Liabilities                                               926,363
                                                                    ------------

STOCKHOLDERS' EQUITY:
    Preferred Stock ($.001 Par Value; 5,000,000 Shares
      Authorized) No Shares Issued and Outstanding )                          -
    Common Stock ($.001 Par Value; 100,000,000 Shares
      Authorized; 4,706,000 Shares Issued and Outstanding)                4,706
    Additional Paid-in Capital                                        2,826,883
    Accumulated Deficit                                              (2,625,009)
                                                                    ------------

        Total Stockholders' Equity                                      206,580
                                                                    ------------

        Total Liabilities and Stockholders' Equity                  $ 1,132,943
                                                                    ============


             See accompanying notes to consolidated financial statements.
                                          -3-


                     VIDKID DISTRIBUTION, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                                               For the Three Months Ended March 31,
                                                                        ---------------------------------------------------
                                                                                 2001                        2000
                                                                        -----------------------     -----------------------


REVENUES                                                                $              317,392      $              258,511

COST OF SALES                                                                           32,011                      27,944
                                                                        -----------------------     -----------------------

GROSS PROFIT                                                                           285,381                     230,567
                                                                        -----------------------     -----------------------

OPERATING EXPENSES
    Amortization of Production Costs                                                    47,715                      15,000
    Depreciation and Amortization                                                       21,000                      34,500
    Salaries and Fringe Benefits                                                       129,101                     134,171
    Legal and Accounting                                                                29,219                      31,640
    Rent                                                                                26,000                      45,599
    Other Selling, General and Administrative                                           53,873                      52,610
    Loss on Sale/Disposal of Fixed Assets                                                    -                      12,206
                                                                        -----------------------     -----------------------

        Total Operating Expenses                                                       306,908                     325,726
                                                                        -----------------------     -----------------------

LOSS FROM OPERATIONS                                                                   (21,527)                    (95,159)
                                                                        -----------------------     -----------------------

OTHER INCOME (EXPENSES):
    Equity in Losses of Equity-Method Investee                                               -                           -
    Interest Expense                                                                   (10,880)                     (8,537)
                                                                        -----------------------     -----------------------

                                                                                       (10,880)                     (8,537)
                                                                        -----------------------     -----------------------

LOSS BEFORE INCOME TAXES                                                               (32,407)                   (103,696)

BENEFIT FROM INCOME TAXES                                                                    -                           -
                                                                        -----------------------     -----------------------

NET LOSS                                                                $              (32,407)     $             (103,696)
                                                                        =======================     =======================

BASIC AND DILUTED:
      Net Loss Per Common Share:                                        $                (0.01)     $                (0.02)
                                                                        =======================     =======================

      Weighted Common Shares Outstanding                                             4,482,701                   4,434,420
                                                                        =======================     =======================

            See accompanying notes to consolidated financial statements.
                                        -4-

                            VIDKID DISTRIBUTION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                               For the Three Months Ended March 31,
                                                                               --------------------------------------
                                                                                     2001                 2000
                                                                               -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                   $        (32,407)    $       (103,696)
    Adjustments to Reconcile Net Loss to Net Cash Provided by
        (Used in) Operating Activities:
           Depreciation and Amortization                                                 21,000               34,500
           Amortization of Production Costs                                              47,715               15,000
           Loss on Sale/Disposal  of Property and Equipment                                   -               12,206

           (Increase) Decrease in:
             Accounts Receivable                                                         (8,486)                 (25)
             Due from Related Parties                                                   (32,740)                   -
             Prepaid Expenses and Other                                                     114                2,015

           Increase (Decrease) in:
              Accounts Payable and Accrued Expenses                                      11,491             (141,188)
              Accrued Salaries                                                           38,000               40,500
                    Deferred Revenues                                                   (30,175)
                    Due from Officers                                                    11,191                    -
                                                                               -----------------    -----------------

Net Cash Provided by (Used in) Operating Activities                                      25,703             (140,688)
                                                                               -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sale of Equipment                                                           -              150,714
    Acquisition of Property and Equipment                                                  (400)              (9,006)
    Increase in Capitalized Production Costs                                               (535)              (6,369)
                                                                               -----------------    -----------------

Net Cash Provided by (Used in) Investing Activities                                        (935)             135,339
                                                                               -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal Repayments of Capital Lease Obligations                                     1,524              (52,261)
    Proceeds from Issuance of Notes Payable - Related Parties                                 -               73,424
    Principal Repayments of Notes Payable                                                  (852)              (3,414)
                                                                               -----------------    -----------------

Net Cash Provided by Financing Activities                                                   672               17,749
                                                                               -----------------    -----------------

Net Increase in Cash                                                                     25,440               12,400

Cash - Beginning of Year                                                                  1,707                5,605
                                                                               -----------------    -----------------

Cash - End of Period                                                           $         27,147     $         18,005
                                                                               =================    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest                                                                    $              -     $          8,537
                                                                               =================    =================
   Income Taxes                                                                $              -     $              -
                                                                               =================    =================

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in exchange for reduction in accrued salaries         $         33,948     $              -
                                                                               =================    =================


    See accompanying notes to consolidated financial statements.
                                 -5-

                   VIDKID DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (UNAUDITED)




NOTE 1 - BASIS OF PRESENTATION

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

The spin-off of the Company will be effected by a distribution to EmailthatPays' shareholders of record at the close of business on September 29, 1999. For each share of common stock of EmailthatPays held on the record date determined prior to the reverse stock split declared by EmailthatPays, the holder will receive one share of common stock of the Company. Accordingly, 3,052,840 shares of the Company's common stock were issued to EmailthatPays shareholders. The spin-off will effectively be completed when the Company becomes a separate and distinct company. Certain EmailthatPays shareholders who converted debt obligations into EmailthatPays common shares and common shares issued in connection with the merger did not participate in the spin-off.

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

The consolidated statements include the accounts of Vidkid Distribution, Inc. and its wholly owned and majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2000 and notes thereto contained in the Report on Form 10-KSB of Vidkid distribution, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results for the full fiscal year ending December 31, 2001.

                   VIDKID DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (UNAUDITED)



NOTE 2- INCOME (LOSS) PER SHARE

Basic earnings per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive.

NOTE 3- SHAREHOLDERS' EQUITY

On February 19, 2001, the Board of Directors approved an increase in the authorized common shares to 100 million and to increase the Company's authorized preferred shares to 5 million and to modify the Company's stock par value from $.005 to $.001 for both common and preferred stock, subject to majority shareholder approval.

On March 15, 2001, the Company issued 315,580 common shares in satisfaction of indebtedness amounting to $39,448.

NOTE 4 - FUTURE EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2000, Emerging Issues Task Force Issue 00-10 (EITF 00-10), "Accounting for Shipping and Handling Fees and Costs" was issued. EITF 00-10 provides guidance on the financial reporting of shipping and handling fees. It requires companies to provide uniform reporting of shipping and handling costs by requiring all amounts billed to a customer in a sale transaction related to shipping and handling be classified as revenue. Additionally, it disallows companies from recording the related shipping expenses against revenue. The Company adopted EITF 00-10 in the first quarter of 2001.

NOTE 5 - RELATED PARTY TRANSACTIONS

Certain shareholders of the Company and a company related through common ownership from time to time, advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of March 31, 2001, amounts due to officers of the Company amounted to $11,191.

The Company advanced funds from time to time to companies related through common ownership. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of March 31, 2001, amounts due from these related companies amounted to $46,854.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the consolidated results of operations and financial condition of Vidkid should be read in conjunction with the consolidated financial statements filed for the year ended December 31, 2000 and notes thereto contained in the Report on Form 10-KSB of Vidkid distribution, Inc. as filed with the Securities and Exchange Commission.

This report on Form 10-QSB contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting us or our customers. Many of such risk factors are beyond the control of the Company and its management.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Revenues, primarily from our BRT subsidiary, for the three months ended March 31, 2001 were $317,392 as compared to revenues for the three months ended March 31, 2000 of $258,511. The increase in revenues for the three months ended March 31, 2001 was due to increased revenues from our major customer.

During April 2001, our primary revenue producing client of our video post-production facility withdrew utilization of our facility and therefore, we are reviewing our alternatives including the closure of the facility. During April 2001, we sold our post-production equipment for net proceeds of approximately $120,000. For the fiscal years ended December 31, 2000 and 1999, this major customer accounted for approximately $670,000 and $615,000 or approximately 67% and 56%, respectively, of our net revenues. We are currently seeking additional sources of revenue. We cannot assure you that any of our current projects will be successful and that they will generate sufficient revenues to make us profitable.

Cost of sales was attributable to BRT and was $32,011 or 10% of net revenues for the three months ended March 31, 2001 as compared to $27,944 or 10% of net revenues for the three months ended March 31, 2000.

Amortization of production costs for the three months ended March 31, 2001 was $47,715 as compared to $15,000 for the three months ended March 31, 2000. This increase is due to our continuing assessment and write-off of intellectual properties in various stages of development.

Salaries and fringe benefits were $129,101 for the three months ended March 31, 2001 as compared to $134,171 for the three months ended March 31, 2000. The decrease was directly attributable to the curtailing of our production department through the elimination of approximately three production jobs and the consolidation of certain administrative functions. Due to the loss of our major customer, we expect salaries and fringe benefits to continue to decrease in fiscal 2001.

Legal and accounting fees were $29,219 for the three months ended March 31, 2001 as compared to $31,640 for the three months ended March 31, 2000. These decreases are attributable to increased legal fees incurred in connection with the filing of our registration statement on Form SB-2 with the Securities and Exchange Commission in 2000.

Rent expense was $26,000 for the three months ended March 31, 2001 as compared to $45,599 for the three months ended March 31, 2000. Sub lease rental income amounted to approximately $9,000 for the three months ended March 31, 2001. No sublease rental income was received during the three months ended March 31, 2000.

Other selling, general and administrative expenses, which include contract labor, travel and entertainment, insurance and other expenses, were $53,873 for the three months ended March 31, 2001 as compared to $52,610 for the three months ended March 31, 2000.

Interest expense was $10,880 for the three months ended March 31, 2001 as compared to $8,537 for the three months ended March 31, 2000. The increase was directly attributable to increased borrowings from related parties.

As a result of these factors, we reported a net loss of $32,407 or ($.01) per share for the three months ended March 31, 2001 as compared to a net loss of $103,696 or ($.02) per share for the three months ended March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, we had shareholders' equity of $206,580. Since our inception, we have incurred losses of $2,625,009. Our operations and growth have been funded by capital contributions from our parent company prior to the spin-off date. These capital contributions were funded by loans to our parent company from third parties, the sale of common stock by our parent company with gross proceeds of approximately $1,000,000 and the issuance of preferred stock by our parent company that resulted in net proceeds to us of approximately $375,000. These funds were used for working capital, capital expenditures, and the acquisition of the Howdy Doody library.

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

Net cash provided by operations during the three months ended March 31, 2001 was $25,703 as compared net cash used in operations of $140,688 in the comparable prior period.

Net cash used in investing activities during the three months ended March 31, 2001 was $935 compared to net cash provided by investing activities of $135,339 for the three months ended March 31, 2000. This difference was primarily attributable to the sale of property and equipment during fiscal 2000 resulting in net proceeds to us of approximately $151,000.

Net cash provided by financing activities for the three months ended March 31, 2001 was $672 as compared to net cash provided by financing activities of $17,749 for the three months ended March 31, 2000.

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

         The Company is not involved in any material litigation

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

         None


    (b)  Reports on Form 8-K

         There were no current reports on Form 8-K filed by the Company during the three months ended March 31, 2001.


                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           VIDKID DISTRIBUTION, INC.



Dated:   July 9, 2001                   By:/s/ Steven Adelstein
                                           -------------------------------------
                                           Steven Adelstein,
                                           Chief Executive Officer and President