Form 10QSB
period 2001-06-30
VIDKID DISTRIBUTION INC
filed 2001-08-14
CIK 1113677

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               June 30, 2001
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

                                     Yes  x   No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August, 2001: 4,706,000 shares of common stock, $.001 par value per share.

                   VIDKID DISTRIBUTION, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2001
                                      INDEX



                                                                           Page

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet (Unaudited)
         June 30, 2001...........................................            3
      Consolidated Statements of Operations (Unaudited)
         For the Three and Six Months Ended June 30, 2001
         and 2000................................................            4
      Consolidated Statements of Cash Flows (Unaudited)
         For the Six Months Ended June 30, 2001 and 2000.........            5

      Notes to Consolidated Financial Statements (Unaudited).....          6-8

      Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations.....................         8-10


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings.................................           11

      Item 4 - Submission of Matters to a Vote of Security
         Holders.................................................           11

      Item 6 - Exhibits and Reports on Form 8-K..................           11

      Signatures.................................................           11

                   VIDKID DISTRIBUTION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2001
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
    Accounts Receivable (net of allowance for doubtful accounts of $22,500)            $     19,025
    Due from Related Parties                                                                 17,700
    Prepaid Expenses and Other                                                               18,211
                                                                                       -------------

        Total Current Assets                                                                 54,936
                                                                                       -------------

Property and Equipment, Net                                                                 368,497
                                                                                       -------------

OTHER ASSETS:
    Security Deposits                                                                        26,680
    Capitalized Production Costs                                                             59,997
                                                                                       -------------

                                                                                             86,677
                                                                                       -------------
        Total Assets                                                                   $    510,110
                                                                                       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current Portion of Loans Payable                                                   $     25,914
    Current Portion of Capital Lease Obligations                                             36,745
    Accounts Payable and Accrued Expenses                                                   340,126
    Deferred Revenue                                                                         33,369
                                                                                       -------------

        Total Current Liabilities                                                           436,154
                                                                                       -------------

STOCKHOLDERS' EQUITY:
    Preferred Stock ($.001 Par Value; 5,000,000 Shares Authorized)
          No Shares Issued and Outstanding )                                                      -
    Common Stock ($.001 Par Value; 100,000,000 Shares Authorized;
        4,706,000 Shares Issued and Outstanding)                                              4,706
    Additional Paid-in Capital                                                            2,826,883
    Accumulated Deficit                                                                  (2,757,633)
                                                                                       -------------

        Total Stockholders' Equity                                                           73,956
                                                                                       -------------

        Total Liabilities and Stockholders' Equity                                     $    510,110
                                                                                       =============



                    See notes to accompanying consolidated financial statements
                                                -3-

                                       VIDKID DISTRIBUTION, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (Unaudited)




                                                               For the Three Months                     For the Six Months
                                                                  Ended June 30,                         Ended June 30,
                                                        -----------------------------------   --------------------------------------
                                                             2001               2000                2001                2000
                                                        ----------------- -----------------   -----------------   ------------------


REVENUES                                                $         64,030  $        185,908    $        381,422    $         444,419

COST OF SALES                                                     14,896            21,788              46,907               49,732
                                                        ----------------- -----------------   -----------------   ------------------

GROSS PROFIT                                                      49,134           164,120             334,515              394,687
                                                        ----------------- -----------------   -----------------   ------------------

OPERATING EXPENSES
    Amortization of Production Costs                              45,000            15,000              92,715               30,000
    Depreciation and Amortization                                 27,241            34,500              48,241               69,000
    Salaries and Fringe Benefits                                  46,733           106,559             175,834              240,730
    Legal and Accounting                                          11,383            34,785              40,602               66,425
    Rent                                                          28,878            34,999              54,878               71,351
    Other Selling, General and Administrative                     58,076            57,234             111,949              119,091
    Gain on Sale/Disposal of Fixed Assets                        (20,614)          (36,563)            (20,614)             (24,357)
                                                        ----------------- -----------------   -----------------   ------------------

        Total Operating Expenses                                 196,697           246,514             503,605              572,240
                                                        ----------------- -----------------   -----------------   ------------------

LOSS FROM OPERATIONS                                            (147,563)          (82,394)           (169,090)            (177,553)
                                                        ----------------- -----------------   -----------------   ------------------

OTHER INCOME (EXPENSES):
    Net Gain on Sale of Assets                                    25,135                 -              25,135                    -
    Interest Expense                                             (10,196)           (4,891)            (21,076)             (13,428)
                                                        ----------------- -----------------   -----------------   ------------------

                                                                  14,939            (4,891)              4,059              (13,428)
                                                        ----------------- -----------------   -----------------   ------------------

LOSS BEFORE INCOME TAXES                                        (132,624)          (87,285)           (165,031)            (190,981)

BENEFIT FROM INCOME TAXES                                              -                 -                   -                    -
                                                        ----------------- -----------------   -----------------   ------------------

NET LOSS                                                $       (132,624) $        (87,285)   $       (165,031)   $        (190,981)
                                                        ================= =================   =================   ==================

BASIC AND DILUTED:
      Net Loss Per Common Share:                        $          (0.03) $          (0.02)   $          (0.04)   $           (0.04)
                                                        ================= =================   =================   ==================

      Weighted Common Shares Outstanding                       4,706,000         4,434,420           4,595,859            4,434,420
                                                        ================= =================   =================   ==================




                                 See notes to accompanying consolidated financial statements
                                                              -4-

                                            VIDKID DISTRIBUTION, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)


                                                                              For the Six Months Ended June 30,
                                                                             -------------------------------------
                                                                                  2001                 2000
                                                                             ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                 $      (165,031)     $      (190,981)
    Adjustments to Reconcile Net Loss to Net Cash Provided by
        (Used in) Operating Activities:
           Depreciation and Amortization                                              48,241               69,000
           Amortization of Production Costs                                           92,715               30,000
           Common Stock Received for Services                                              -               (3,750)
           (Gain) Loss on Sale/Disposal  of Property and Equipment                   (20,614)             (24,357)
           Net Gain on Sale of Assets                                                (25,135)

           (Increase) Decrease in:
             Accounts Receivable                                                      54,914                5,911
             Due from Related Parties                                                 (3,586)                   -
             Prepaid Expenses and Other                                              (14,759)               4,078

           Increase (Decrease) in:
              Accounts Payable and Accrued Expenses                                  (80,365)             (99,440)
              Accrued Salaries                                                        46,756               73,500
                    Deferred Revenues                                                (33,000)                   -
                                                                             ----------------     ----------------

Net Cash Provided by (Used in) Operating Activities                                  (99,864)            (136,039)
                                                                             ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Sale of Equipment                                                  111,300              195,714
    Acquisition of Property and Equipment                                               (400)             (21,504)
    Increase in Capitalized Production Costs                                          (3,960)              (6,370)
                                                                             ----------------     ----------------

Net Cash Provided by (Used in) Investing Activities                                  106,940              167,840
                                                                             ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal Repayments of Capital Lease Obligations                                  1,482              (61,729)
    Proceeds from Issuance of Notes Payable - Related Parties                         (6,300)              50,463
    Principal Repayments of Notes Payable                                             (3,965)              (6,076)
                                                                             ----------------     ----------------

Net Cash Provided by Financing Activities                                             (8,783)             (17,342)
                                                                             ----------------     ----------------

Net Increase in Cash                                                                  (1,707)              14,459

Cash - Beginning of Year                                                               1,707                 5,605
                                                                             ----------------     ----------------

Cash - End of Period                                                         $             -      $        20,064
                                                                             ================     ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest                                                                  $             -      $             -
                                                                             ================     ================
   Income Taxes                                                              $             -      $             -
                                                                             ================     ================

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in exchange for reduction in accrued salaries       $        33,948      $             -
                                                                             ================     ================



                            See notes to accompanying consolidated financial statements
                                                        -5-

                   VIDKID DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (UNAUDITED)


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2000 and notes thereto contained in the Report on Form 10-KSB of Vidkid distribution, Inc. (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results for the full fiscal year ending December 31, 2001.

                   VIDKID DISTRIBUTION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (UNAUDITED)


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

NOTE 4 - FUTURE EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement not expected to have a material effect on the Company's financial position or operations.

NOTE 5 - RELATED PARTY TRANSACTIONS

Certain shareholders of the Company and a company related through common ownership from time to time, advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of June 30, 2001, amounts due to officers of the Company amounted to $-0-.

The Company advanced funds from time to time to companies related through common ownership. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of June 30, 2001, amounts due from these related companies amounted to $17,700.

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

We were notified that the primary revenue producing client of our video post-production facility was withdrawing utilization of our facility and therefore, we reviewed our alternatives including the closure of the facility and ultimately the sale of the equipment. In April 2001, we sold our post-production equipment for net proceeds aggregating approximately $111,000. We had signed two video distribution agreements representing the distribution of a limited portion of the Howdy Doody library until May 2001. These distribution agreements have expired and have not generated significant sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

On May 1, 2001, due to the loss of our primary revenue-producing client, we deemed it to be in our best interest to reduce our note related party notes by selling our holdings in theNETdigest.com, Inc. to AUW, Inc, a company related through common ownership. AUW, Inc. agreed to purchase from us 460,615 shares of the common stock of the NETdigest.com, Inc. at a price of $.25 per common share for a total amount of $115,154. Accordingly, we reduced our notes payable to AUW, Inc. that was collateralized by the Howdy Doody library by the same dollar amount and recorded a gain on the sale of this investment of $86,650.

Additionally, we deemed it to be in our best interest to reduce our balance of notes payable that is collateralized by the Howdy Doody library, accrued interest, and other liabilities to AUW, Inc., certain officers of the Company, and others by selling all of our rights, title, and interests in the Howdy Doody library.. AUW, Inc and/or its assignees purchased from us the Howdy Doody library consisting of 130 color episodes. In connections with the sale of the library, we recorded a loss from the sale of $61,515.

In July 2001, the Board of Directors deemed it to be in our best interest to change the direction of our business plan primarily as a result of the loss of our primary customer. Accordingly, we entered into a letter of intent to acquire Primed Technologies, Inc. ("Primed") a Florida Corporation through a share exchange Agreement.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED MARCH 31, 2000

Revenues, primarily from our BRT subsidiary, for the six months ended June 30, 2001 were $381,422 as compared to revenues for the six months ended June 30, 2000 of $444,419. The decrease in revenues for the six months ended June 30, 2001 was due to the loss of our primary customer.

During April 2001, our primary revenue producing client of our video post-production facility withdrew utilization of our facility and therefore, we are reviewing our alternatives including the closure of the facility. During April 2001, we sold our post-production equipment for net proceeds of approximately $111,000. For the fiscal years ended December 31, 2000 and 1999, this major customer accounted for approximately $670,000 and $615,000 or approximately 67% and 56%, respectively, of our net revenues. We are currently seeking additional sources of revenue. We cannot assure you that any of our current projects will be successful and that they will generate sufficient revenues to make us profitable.

Cost of sales was attributable to BRT and was $46,907 or 12% of net revenues for the six months ended June 30, 2001 as compared to $49,732 or 11% of net revenues for the six months ended June 30, 2000.

Amortization of production costs for the six months ended June 30, 2001 was $92,715 as compared to $30,000 for the six months ended June 30, 2000. This increase is due to our continuing assessment and write-off of intellectual properties in various stages of development.

Salaries and fringe benefits were $175,834 for the six months ended June 30, 2001 as compared to $240,730 for the six months ended June 30, 2000. The decrease was directly attributable to the curtailing of our production department through the elimination of approximately three production jobs and the consolidation of certain administrative functions. Due to the loss of our major customer, we expect salaries and fringe benefits to continue to decrease in fiscal 2001.

Legal and accounting fees were $40,602 for the six months ended June 30, 2001 as compared to $66,425 for the six months ended June 30, 2000. These decreases are attributable to increased legal fees incurred in connection with the filing of our registration statement on Form SB-2 with the Securities and Exchange Commission in 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED MARCH 31, 2000 (Continued)

Rent expense was $54,878 for the six months ended June 30, 2001 as compared to $71,351 for the six months ended June 30, 2000. Sub lease rental income amounted to approximately $18,000 for the six months ended June 30, 2001. No sublease rental income was received during the six months ended June 30, 2000.

Other selling, general and administrative expenses, which include contract labor, travel and entertainment, insurance and other expenses, were $111,949 for the six months ended June 30, 2001 as compared to $119,091 for the six months ended June 30, 2000.

Interest expense was $21,076 for the six months ended June 30, 2001 as compared to $13,428 for the six months ended June 30, 2000. The increase was directly attributable to increased borrowings from related parties.

As a result of these factors, we reported a net loss of $165,031 or ($.04) per share for the six months ended June 30, 2001 as compared to a net loss of $190,981 or ($.04) per share for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, we had shareholders' equity of $73,956. Since our inception, we have incurred losses of $2,757,633. Our operations and growth have been funded by capital contributions from our parent company prior to the spin-off date. These capital contributions were funded by loans to our parent company from third parties, the sale of common stock by our parent company with gross proceeds of approximately $1,000,000 and the issuance of preferred stock by our parent company that resulted in net proceeds to us of approximately $375,000. These funds were used for working capital, capital expenditures, and the acquisition of the Howdy Doody library.

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

Net cash used in by operations during the six months ended June 30, 2001 was $99,864 as compared net cash used in operations of $136,039 in the comparable prior period.

Net cash provided by investing activities during the six months ended June 30, 2001 was $106,940 compared to net cash provided by investing activities of $167,840 for the six months ended June 30, 2000. This difference was primarily attributable to the sale of property and equipment during fiscal 2001 resulting in net proceeds to us of approximately $111,000 as compared to net proceeds of $195,714 in the prior period..

Net cash provided by financing activities for the six months ended June 30, 2001 was $8,783 as compared to net cash used in financing activities of $17,342 for the six months ended June 30, 2000.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not involved in any material litigation

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

         None


    (b)  Reports on Form 8-K

         On July 31, 2001, we filed a Form 8-K related our execution of a Letter of Intent relating to a Share Exchange Agreement with PriMed Technologies, Inc.


                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           VIDKID DISTRIBUTION, INC.



Dated:   August 9, 2001               By:  /s/ Steven Adelstein
                                           -------------------------------------
                                           Steven Adelstein,
                                           Chief Executive Officer and President