Form 10QSB
period 2001-09-30
VIDKID DISTRIBUTION INC
filed 2001-11-13
CIK 1113677

United States
                       Securities and Exchange Commission
                              Washington D.C. 20549


                                   FORM 10-QSB





               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:   September 30, 2001
Commission file number:         333-36666



                                 IBX GROUP, INC.
                      (Formerly Vidkid Distributions, Inc.)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Florida                           65-0969433
         -------------------------------           -------------------
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)           Identification No.)



                              350 N.W. 12th Avenue
                         Deerfield Beach, Florida 33442
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)


                                 (954) 426-6056
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  x    No
                                    ---      ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 2001: 14,187,500 shares of common stock, $.005 par value per share.

                         IBX GROUP, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                      INDEX




                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet (Unaudited)
            September 30, 2001.................................................3

      Consolidated Statements of Operations (Unaudited)
            For the Three and Nine Months Ended September 30, 2001 and 2000....4

      Consolidated Statements of Cash Flows (Unaudited)
            For the Nine Months Ended September 30, 2001 and 2000..............5

      Notes to Consolidated Financial Statements (Unaudited).................6-9

      Item 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................10-12


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................13

      Item 4 - Submission of Matters to a Vote of Security Holders............13

      Item 6 - Exhibits and Reports on Form 8-K...............................13

      Signatures..............................................................14

                                 IBX GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2001
                                   (Unaudited)



                                     Assets

Current assets:
   Cash ..........................................................  $     1,695
   Accounts receivable, net ......................................       85,743
   Other current assets ..........................................       11,036
                                                                    ------------

        Total current assets .....................................       98,474
                                                                    ------------

Property and equipment, net ......................................      324,718
                                                                    ------------

Other assets:
   Capitalized software, net .....................................      413,930
                                                                    ------------

        Total assets .............................................  $   837,122
                                                                    ============

                      Liabilities and Stockholders' Deficit

Current liabilities:
   Loans payable .................................................  $ 1,373,596
   Checks outstanding in excess of bank balances .................       98,655
   Accounts payable ..............................................      501,608
   Accrued expenses ..............................................      700,708
   Customer escrow deposits ......................................      359,872
   Loans payable - related party .................................      232,254
                                                                    ------------

        Total current liabilities ................................    3,266,693

Long-term debt, net of current portion ...........................       93,938
                                                                    ------------

        Total liabilities ........................................    3,360,631
                                                                    ------------

Commitments and contingencies

Stockholders' deficit:
   Preferred Stock, $0.005 par value; 5,000,000 authorized shares;
      none issued and outstanding ................................            -
   Common stock, $0.005 par value; 100,000,000 authorized shares
      14,187,500 shares issued and outstanding ...................       70,938
   Additional paid-in capital ....................................     (238,738)
   Accumulated deficit ...........................................   (2,355,709)
                                                                    ------------

        Total stockholders' deficit ..............................   (2,523,509)
                                                                    ------------

        Total liabilities and stockholders' deficit ..............  $   837,122
                                                                    ============









          See accompanying notes to consolidated financial statements.
                                       -3-

                                 IBX GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                               For the Three Months             For the Nine Months
                                               Ended September 30,              Ended September 30,
                                           -----------------------------   -----------------------------
                                                2001            2000            2001           2000
                                           -------------   -------------   -------------   -------------
REVENUES ...............................   $    589,605    $    352,573    $  1,242,072    $    845,175
                                           ------------    ------------    ------------    ------------


OPERATING EXPENSES:
    Salaries and payroll taxes .........        267,384         207,723         698,898         565,669
    Depreciation and amortization ......         76,833          47,786         230,759         110,115
    Professional fees ..................         73,041          17,509         185,438          43,822
    Rent ...............................         49,309          44,282         178,859         172,497
    Other selling, general and
        administrative .................        132,269         146,845         624,206         254,659
                                           ------------    ------------    ------------    ------------

        Total Operating Expenses .......        598,836         464,145       1,918,160       1,146,762
                                           ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS ...................         (9,231)       (111,572)       (676,088)       (301,587)
                                           ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES):
    Interest Expense ...................        (33,175)        (46,704)       (243,175)       (163,615)
                                           ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES ...............        (42,406)       (158,276)       (919,263)       (465,202)

BENEFIT FROM INCOME TAXES ..............           --              --              --              --
                                           ------------    ------------    ------------    ------------

NET LOSS ...............................   $    (42,406)   $   (158,276)   $   (919,263)   $   (465,202)
                                           ============    ============    ============    ============

BASIC AND DILUTED:
      Net Loss Per Common Share: .......   $      (0.00)   $      (0.01)   $      (0.08)   $      (0.04)
                                           ============    ============    ============    ============

      Weighted Common Shares Outstanding     11,696,528      11,550,000      11,598,483      11,550,000
                                           ============    ============    ============    ============




















           See accompanying note to consolidated financial statements.
                                       -4-

                                 IBX GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           For the Nine Months
                                                           Ended September 30,
                                                         -----------------------
                                                            2001         2000
                                                         ----------   ----------
Cash flows from operating activities:
    Net loss .........................................   $(919,263)   $(465,202)
    Adjustments to reconcile net loss to net cash
    used by operating activities:
       Depreciation and amortization .................     230,759       70,133

       (Increase) decrease in:
         Accounts receivable .........................     (20,997)      34,866
         Other current assets ........................      (9,436)     (37,492)

       Increase (decrease) in:
         Accounts payable ............................     155,031      186,611
         Accrued expenses ............................     192,406      360,130
         Customer escrow deposits ....................     110,539      140,962
         Interest payable ............................     197,309            -
                                                         ---------    ---------

Net cash (used in) provided by operating activities ..     (63,652)     290,008
                                                         ---------    ---------

Cash flows from investing activities:
    Software costs and licenses ......................           -     (364,786)
    Purchase of property and equipment ...............     (55,913)     (14,499)
                                                         ---------    ---------

Net cash used in investing activities ................     (55,913)    (379,285)
                                                         ---------    ---------

Cash flows from financing activities:
    Checks outstanding in excess of bank balances ....      66,166            -
    Payments on loans payable ........................     (52,500)     (50,000)
    Proceeds from loan payable .......................      92,000         --
    Proceeds from loan payable - related party .......      15,594      140,212
                                                         ---------    ---------

Net cash provided by financing activities ............     121,260       90,212
                                                         ---------    ---------

Net increase in cash .................................       1,695          935

Cash at beginning of period ..........................           -       11,506
                                                         ---------    ---------

Cash at end of period ................................   $   1,695    $  12,441
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
    Interest .........................................   $  23,500    $       -
                                                         =========    =========
    Income Taxes .....................................   $       -      $     -
                                                         =========    =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Liabilities assumed in connection with acquisition   $ 168,000    $       -
                                                         =========    =========

           See accompaning notes to consolidated financial statements.

                         IBX GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

IBX Group, Inc. (the "Company") was organized under the laws of the state of Florida in July 1997 as Vidkid Distribution, Inc. ("Vidkid"). On September 25, 2001 (the "acquisition date"), the Company acquired all of the outstanding capital stock of Primed Technologies, Inc., a Florida corporation ("Primed"). Primed was organized under the laws of the State of Florida on February 4, 1999 as a limited liability company and reorganized as a corporation on January 1, 2000. Primed was acquired in a stock-for-stock transaction in which Primed's shareholders received approximately 81% of the outstanding common stock of Vidkid on a fully diluted basis. Under the Agreement, Vidkid issued 11,550,000 shares of its common stock in exchange for each and every share of common stock of Primed and Vidkid's name was changed to IBX Group, Inc.

The Company is engaged in providing administrative services (accounting, billing and collection, claims processing, information management), network support and maintenance to clients predominantly in the healthcare sector. It has developed proprietary software and applications with interactive web-enabled multimedia capabilities.

For financial accounting purposes, the exchange of stock was treated as a recapitalization of Primed with the former shareholder's of Vidkid retaining 2,637,500 or approximately 19% of the outstanding stock. The stockholders' equity section reflects the change in the capital structure of Primed due to the recapitalization and the consolidated financial statements reflect the operations of Primed for the periods presented and the operations of IBX Group, Inc. from the acquisition date.

All of the shares and assets of Primed are subject to a creditor's lien. Failure to comply with the terms and conditions of the Primed loan documents could result in a default and the forfeiture of the Primed Shares to the lender.

The consolidated statements include the accounts of IBX Group, Inc. and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and consolidated operating results for the periods presented. These consolidated financial statements should be read in conjunction with the financial statements of Primed Technologies, Inc. for the year ended December 31, 2000 and 1999 and notes thereto contained in the Report on Form 8-K, as amended, of IBX Group, Inc. as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results for the full fiscal year ending December 31, 2001.

                         IBX GROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 2001
                                   (UNAUDITED)




NOTE 2 - LOANS PAYABLE

The Company's borrowings consisted of the following at September 30, 2001:


Loan payable to a third party. The loan accrues no interest and is payable in monthly installments of $1,000 beginning November
1, 2001 for 24 months. Beginning November 1, 2003 and continuing monthly thereafter, the Company shall pay $3,500 per month until
paid in full. The loan is uncollateralized. ........................$   104,938

Loan payable to an individual, payable in various installments.
The loan payable includes accrued interest and is collateralized by the assets of the Company and at September 30, 2001, is in default. ........................ ..................................  1,270,596

Loan Payable to a third party, non-interest bearing, unsecured
and payable on demand. .............................................     92,000
                                                                     -----------
                                                                      1,467,534

Less: Current portion of loans payable ............................. (1,373,596)
                                                                     -----------

Total .............................................................. $   93,938
                                                                     ===========


As of September 30, 2001, the loan payable to an individual amounting $1,270,596 was in default. The officers of the Company have personally guaranteed the loan and have pledged their shares of the Company's common stock as collateral. Additionally, the assets of the Company collateralize the loan.


NOTE 3- INCOME (LOSS) PER SHARE

Basic earnings per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. At September 30, 2001, there were options to purchase 250,000 shares of common stock, which could potentially dilute future earnings per share (See Note 5).

                         IBX GROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 2001
                                   (UNAUDITED)




NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements which may apply to the Company.

Statement No. 133 as amended by Statement No. 137 and 138, "Accounting for Derivative Instruments and Hedging Activities" established accounting and reporting standards for derivative instruments and related contracts and hedging activities. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 2000. The adoption of this pronouncement did not have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 141 "Business Combinations" ("SFAS 141") establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounting for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the future implementation of SFAS 142 on January 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations", pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the future implementation of SFAS 144 on January 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity.

                         IBX GROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 2001
                                   (UNAUDITED)



NOTE 5 - STOCKHOLDERS' DEFICIT

On February 19, 2001, the Board of Directors approved an increase in the authorized common shares to 100 million and to increase the Company's authorized preferred shares to 5 million.

During September 2001, the Company granted options to purchase 250,000 shares of common stock to a director at an exercise price of $.50 per share. These options expire on December 31, 2006. No compensation expense was recognized since the exercise price exceeded the fair market value of the stock on the date of grant.


NOTE 6 - RELATED PARTY TRANSACTIONS

Certain officers/shareholders of the Company from time to time, advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of September 30, 2001, amounts due these officers/shareholders of the Company amounted to $232,254.

NOTE 7 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 2001, the Company has incurred losses since inception of $2,355,709 and had a working capital deficiency of $3,168,219. The ability of the Company to continue as a going concern is dependent on achieving profitable operations and obtaining additional equity and/or debt financing. In 2001, the Company entered into two contracts with Health Service organizations. The Company is to assist in the recovery and collection of the organizations' significant accounts receivable, and will be compensated as a percentage of the monies collected. There can be no assurance that the Company's efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. No estimate has been made should management's plan be unsuccessful.

NOTE 8 - SUBSEQUENT EVENT

Effective October 1, 2001, the Company entered into a consulting agreement with a third party to provide consulting services related to corporate finance, market making and other financial service matters. The agreement is for one year and expires on September 30, 2002. The Company shall pay the consultant as compensation for its services 50,000 common shares. The compensation will be recognized over the service period at the fair market value of the common stock issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the financial statements of Primed Technologies, Inc. for the year ended December 31, 2000 and 1999 and notes thereto contained in the Report on Form 8-K, as amended, of IBX Group, Inc. as filed with the Securities and Exchange Commission. All historical and comparative information represents the historical operations of Primed.

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

ORGANIZATION

IBX Group, Inc. (the "Company") was organized under the laws of the state of Florida in July 1997 as Vidkid Distribution, Inc. ("Vidkid"). On September 25, 2001 (the "acquisition date"), the Company acquired all of the outstanding capital stock of Primed Technologies, Inc., a Florida corporation ("Primed"). Primed was organized under the laws of the State of Florida on February 4, 1999 as a limited liability company and reorganized as a corporation on January 1, 2000. Primed was acquired in a stock-for-stock transaction in which Primed's shareholders received approximately 81% of the outstanding common stock of Vidkid on a fully diluted basis. Under the Agreement, Vidkid issued 11,550,000 shares of its common stock in exchange for each and every share of common stock of Primed and Vidkid's name was changed to IBX Group, Inc.

The Company is engaged in providing administrative services (accounting, billing and collection, claims processing, information management), network support and maintenance to clients predominantly in the healthcare sector. It has developed proprietary software and applications with interactive web-enabled multimedia capabilities.

For financial accounting purposes, the exchange of stock was treated as a recapitalization of Primed with the former shareholder's of Vidkid retaining 2,637,500 or approximately 19% of the outstanding stock. The stockholders' equity section reflects the change in the capital structure of Primed due to the recapitalization and the consolidated financial statements reflect the operations of Primed for the periods presented and the operations of IBX Group, Inc. from the acquisition date.

All of the shares and assets of Primed are subject to a creditor's lien. Failure to comply with the terms and conditions of the Primed loan documents could result in a default and the forfeiture of the Primed Shares to the lender.

PLAN OF OPERATIONS

We are engaged in providing administrative services (accounting, billing and collection, claims processing, information management), network support and maintenance to clients predominantly in the healthcare sector. We have developed proprietary software and applications with interactive web-enabled multimedia capabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenues are generated from our administrative services (accounting, billing and collection, claims processing, information management). Revenues for the nine months ended September 30, 2001 were $1,242,072 as compared to revenues for the nine months ended September 30, 2000 of $845,175. Revenues for the three months ended September 30, 2001 were $589,605 as compared to revenues for the three months ended September 30, 2000 of $352,573. The increase was due to the signing of two new service agreements for collection services with major health care facilities in March and June 2001, respectively. These contracts are for a one year term and are renewable annually.

Salaries and payroll taxes were $698,898 for the nine months ended September 30, 2001 as compared to $565,669 for the nine months ended September 30, 2000. Salaries and payroll taxes were $267,384 for the three months ended September 30, 2001 as compared to $207,723 for the three months ended September 30, 2000. Salaries, which consist of salaried and hourly employees, include staff used for our administrative services, our technical development staff, marketing staff and office personnel. Overall our salary and payroll expense remained constant. However, for the nine months ended September 30, 2000, we capitalized salaries of $130,363 relating to software development. Additionally, prior to capitalization of salaries for software development, salaries for our technical development staff decreased from $78,388 for the nine months ended September 30, 2001 as compared to $118,923 for the nine months ended September 30, 2000. Salaries for our administrative services staff was $337,809 for the nine months ended September 30, 2001 as compared to $275,032 for the nine months ended September 30, 2000. The decrease in technical development staff was directly attributable to the curtailing of our development operations and the increase in administrative services staff was directly attributable to the increase in collection efforts related to our new service contracts.

Depreciation and amortization expense for the nine months ended September 30, 2001 was $230,759 as compared to $110,115 for the nine months ended September 30, 2000. Depreciation and amortization expense for the three months ended September 30, 2001 was $76,833 as compared to $47,786 for the three months ended September 30, 2000. This increase is primarily due to our continuing assessment and amortization of our capitalized software.

Professional fees were $185,438 for the nine months ended September 30, 2001 as compared to $43,822 for the nine months ended September 30, 2000. Professional fees were $73,041 for the three months ended September 30, 2001 as compared to $17,509 for the three months ended September 30, 2000. The increase are attributable to increased legal and accounting fees incurred in connection with the audit of our consolidated financial statements for the year ended December 31, 2000 and 1999 and legal fees incurred related to the merger.

Rent expense was $178,859 for the nine months ended September 30, 2001 as compared to $172,497 for the nine months ended September 30, 2000. Rent expense was $49,309 for the three months ended September 30, 2001 as compared to $44,282 for the three months ended September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other selling, general and adminisrative expenses, which include contract labor, travel and entertainment, insurance and other expenses, were $624,206 for the nine months ended September 30, 2001 as compared to $254,659 for the nine months ended September 30, 2000, an increase of $369,547. Other selling, general and administrative expenses were $132,269 for the three months ended September 30, 2001 as compared to $146,845 for the three months ended September 30, 2000, an decrease of $14,576. For the nine months ended September 30, 2000, we capitalized other selling, general and administrative expenses amounting to $195,486 relating to capitalized software costs. For the nine months ended September 30, 2001, we accrued $100,000 of expense related to certain potential settlements that we are negotiating. Additionally, due to increased marketing efforts, advertising expense increased to $35,368 for the nine months ended September 30, 2001 compared to $17,493 for the nine months ended September 30, 2000. For the nine months ended September 30, 2001, we incurred outside service expenses of $64,480 compared to $17,099 for the nine months ended Sept 30, 2000. The increase was attributable to the increased use of temporary clerical help in connection with our administrative services.

Interest expense was $243,175 for the nine months ended September 30, 2001 as compared to $163,615 for the nine months ended September 30, 2000. The increase was directly attributable to increased interest charges related to a settlement agreement.

As a result of these factors, we reported a net loss of $919,263 or $(.11) per share and a net loss of $42,406 or $(.00) per share for the nine and three months ended September 30, 2001, respectively, as compared to a net loss of $465,202 or ($.04) per share and a net loss of $158,276 or $(.01) per share for the nine and three months ended September 30, 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, we had a stockholders' deficit of $2,523,509. Since our inception, we have incurred losses of $2,355,709. Our operations and growth have been funded from loans from third parties amounting to approximately $967,000 and advances by our majority shareholder and officer of $232,254 as of September 30, 2001. These funds were used for working capital and capital expenditures.

We have no other material commitments for capital expenditures. Other than cash generated from our operations, we have no external sources of liquidity. Accordingly, we may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months. Our future operations and growth is dependent on our ability to raise capital for expansion, and to seek additional revenue sources.

Net cash used in operations during the nine months ended September 30, 2001 was $(63,652) as compared net cash provided by operations of $290,008 in the comparable prior period.

Net cash used in investing activities during the nine months ended September 30, 2001 was $(55,913) compared to net cash used in investing activities of $379,285 for the nine months ended September 30, 2000. This difference was primarily attributable to our investment in software costs and licenses amount to $364,786 during the nine months ended September 30, 2000.

Net cash provided by financing activities for the nine months ended September 30, 2001 was $121,260 as compared to net cash provided by financing activities of $90,212 for the nine months ended September 30, 2000 and was attributable to loan proceeds from a third party and a related party.

                           PART II - OTHER INFORMATION




Item 1.  Legal Proceedings

         We filed a lawsuit against a former vendor for breach of contract and fraud regarding the non-exclusive use of a certain source code. The vendor counter-sued us for copyright infringement (American Technology, et al. v. PriMed Technologies et al., Case No. 00-8285-CIV-RYSKAMP). Subsequent to December 31, 2000, we reached a settlement agreement that provided for ten equal monthly payments by us in the amount of $12,500 to the former vendor and the former vendor shall permit us to use the software source codes until December 31, 2001. The $125,000 has been accrued as of September 30, 2001. We are currently in default of the settlement agreement.


         The Company was party to a legal proceeding with its major creditor (William Dudziak v. PriMed Technologies, L.C., Evan Brovenick, et al., Case No. CL 00-7488AO). A settlement was reached in December 2000, in which payments on the loan are to be made by the chief executive officer of the Company. We renegotiated the terms of our settlement agreement and on August 13, 2001, we entered into a new settlement agreement relating to this legal action. As of September 30, 2001, principal and accrued interest amounting $1,270,596 is included in the accompanying consolidated financial statements as a loan payable. As of October 31, 2001, we in default of this settlement agreement

         We were involved in a lawsuit with another vendor, which arose during the normal course of business. As of December 31, 2000, we accrued approximately $12,000 in expenses relating to this claim. Management believes that any additional financial responsibility that may be incurred in settlement of such lawsuit will not be material to the Company's financial position.

         We are involved in various claims and legal proceedings brought against the Company arising in the normal course of business. We have accrued estimated amounts related to these matters and do not believe that the ultimate outcome will have a materially adverse effect on the Company's financial position, results of operations, or liquidity.

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

         On July 31, 2001 and September 2001, we filed a Form 8-K related to our execution of a Letter of Intent relating to a Share Exchange Agreement with PriMed Technologies, Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        IBX GROUP, INC.


Dated:   November 13, 2001              By: /s/ Evan Brovemick
                                            ------------------------------------
                                            Evan Brovenick,
                                            Chief Executive Officer,
                                            President and Director


Dated:   November 13, 2001              By: /s/ Alvin Brovemick
                                            ------------------------------------
                                            Alvin Brovenick,
                                            Chief Operating Officer and Director