Form 10QSB/A
period 2001-09-30
IBX GROUP INC
filed 2002-01-03
CIK 1113677

United States
                       Securities and Exchange Commission
                              Washington D.C. 20549


                                  FORM 10-QSB/A





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

                         IBX GROUP, INC. AND SUBSIDIARY
                                  FORM 10-QSB/A
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                      INDEX




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

                         IBX GROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 2001
                                   (UNAUDITED)




NOTE 2 - LOANS PAYABLE

The Company's borrowings consisted of the following at September 30, 2001:


Loan payable to a third party. The loan accrues no interest and is payable in monthly installments of $1,000 beginning November
1, 2001 for 24 months. Beginning November 1, 2003 and continuing monthly thereafter, the Company shall pay $3,500 per month until
paid in full. The loan is uncollateralized. ........................$   104,938

Loan payable to an individual, payable in various installments.
The loan payable includes accrued interest and is collateralized by the assets of the Company and at September 30, 2001, is in default. See (a) below. ............................................  1,270,596

Loan payable to a third party, bearing interest at 8%, secured by all assets of the Company and payable on the 730th day
following the date of the loan.  See (b) below. ....................     92,000
                                                                     -----------
                                                                      1,467,534

Less: Current portion of loans payable ............................. (1,373,596)
                                                                     -----------

Total .............................................................. $   93,938
                                                                     ===========


(a) As of September 30, 2001, the loan payable to an individual amounting $1,270,596 was in default. The officers of the Company have personally guaranteed the loan and have pledged their shares of the Company's common stock as collateral. Additionally, the assets of the Company collateralize the loan.

(b) During the period from January 17, 2001 and April 3, 2001 a third party advanced the Company $92,000 pursuant to a consulting agreement which stated the Company would issue convertible bonds which are convertible at a 50% of the fair market value of the common stock to be measured as stipulated in the agreement. The $92,000 was interest bearing at 8%. A dispute arose regarding the agreement and the bonds were never physically issued, however, the parties are in discussions to resolve the matter. The Company has recorded the $92,000 as a loan from third party as of September 30, 2001.


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


                                        IBX GROUP, INC.


Dated:   January 3, 2001                By: /s/ Evan Brovenick
                                            ------------------------------------
                                            Evan Brovenick,
                                            Chief Executive Officer,
                                            President and Director


Dated:   January 3, 2001                By: /s/ Alvin Brovenick
                                            ------------------------------------
                                            Alvin Brovenick,
                                            Chief Operating Officer and Director