Form 10KSB
period 2001-12-31
IBX GROUP INC
filed 2002-04-01
CIK 1113677

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001


                        Commission file number 333-36666

                                 IBX GROUP, INC.
                                 ---------------
                 (Name of Small Business issuer in its charter)


                      FLORIDA                                  65-0969433
                      -------                                  ----------
  (State or Other Jurisdiction of Incorporation or           (IRS Employer
                   Organization)                         Identification Number)

350 NORTHWEST 12TH AVENUE; DEERFIELD BEACH, FLORIDA              33442
----------------------------------------------------             -----
      (Address of Principal Executive Offices)                 (Zip Code)

        Issuer's Telephone Number, Including Area Code: (954) 426-6056
                                                        --------------
                                 ---------------

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X   No

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $1,885,322.

The aggregate market value of the issuer's common stock, $.001 par value, held by non-affiliates on March 15, 2002 was approximately $3,707,000.

On March 15, 2002, there were 43,837,500 shares of the issuer's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                                 IBX GROUP, INC.

                                                                        PAGE
PART I

Item 1.  Description of Business..........................................3
Item 2.  Description of Property..........................................8
Item 3.  Legal Proceedings................................................8
Item 4.  Submission of Matters to a Vote of Security Holders..............9

PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters.....................................10
Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................11
Item 7.  Financial Statements............................................17
Item 8.  Changes in and Disagreements on Accounting and
         Financial Disclosure............................................17

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act...............19
Item 10. Executive Compensation..........................................19
Item 11. Security Ownership of Certain Beneficial Owners and Management..21
Item 12. Certain Relationships and Related Transactions..................22

PART IV

Item 13. Exhibits and Reports of Form 8-K................................24

SIGNATURES...............................................................25

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

      We offer business-to-business medical practice management solutions to healthcare professionals that are designed to contain and control costs as well as improve the quality of administrative workflow. Our applications automate and streamline business processes to facilitate real-time interaction among various healthcare participants. We use Internet communications technology to deliver value-added services to healthcare professionals, hospitals, clinics and ancillary service providers. We have established a flexible, low-cost network infrastructure. These services and applications allow the physicians access to critical information and create a highly secure, virtual private network without limitations on location and scale. All of the revenues to date have been from our practice and accounts receivable management service.


      IBX Group, Inc. was organized under the laws of the State of Florida in July 1997 as Vidkid Distribution, Inc. On September 25, 2001, Vidkid acquired all of the outstanding capital stock of Primed Technologies, Inc., a Delaware corporation in a stock-for stock exchange. Primed was organized under the laws of the State of Florida on February 4, 1999 as a limited liability company and reorganized as a corporation in the State of Delaware on January 1, 2000. Primed's shareholders Evan Brovenick and David Blechman, received 11,550,000 shares or approximately 81% of the outstanding common stock of Vidkid on a fully diluted basis. Vidkid's name was changed to IBX Group, Inc.

OUR BUSINESS

      We provide our clients in the healthcare industry with a combination of administrative services and technology development, including but not limited to physicians practice management, accounts receivable management, billing and collections, network services and software application development. Our current business focus is on specialty physicians practices, hospital-based medical services organizations and ancillary diagnostic facilities. All of the software products and services are distributed via the application services provider or ASP model with data servers located in our data center in Deerfield Beach, Florida. Our current core services involve accounts receivable management and the delivery of powerful administrative and clinical information management systems. Our in-house development capability allows us to provide technology tools directly to the clients.

      We are focusing on deploying our traditional management services, as well as capitalizing on new opportunities to provide accounts receivable services for physician hospital organizations. We are also concentrating on our electronic medical records management service and our consumer-oriented online medical information services that will be available worldwide.

      During the fourth quarter of 2000 we introduced document management services, a powerful optical scanning system designed for storage and retrieval of medical records, to our clients. During January 2001, we introduced our "SportsHealthNet" project, an interactive web portal providing a referral network for physicians and patients who have sports medicine-related problems. We entered into a contract with Providence Hospital in Washington, D.C. focusing on account receivable management for our health service division. Providence Hospital is affiliated with Ascension Health, the nation's largest non-profit hospital organization.

PRODUCTS & SERVICES

      We provide our medical industry clients with a full range of administrative and technological services through web-based, browser-enabled, secured applications including a broad range of communication and networking options required for the diverse settings in which patient care is delivered. Our systems manage the collection, integration and distribution of information from disparate sources in order to help physicians manage patient care more efficiently, meet medical necessity guidelines, analyze clinical utilization patterns and perform patient profiling. Our systems are easy to use, permitting client physicians and their office staffs to quickly integrate them into their daily routines. The following summarizes the services of our Physician Services Division and the benefit to the client:

PRACTICE MANAGEMENT SERVICES:

            Back office administrative services for medical practices. These services include: accounts receivable management; billing and collections; accounting services; claims processing and contract negotiation; as well as management services, which include: work-flow management; information management: regulatory compliance management and malpractice risk management.

Benefits:   Aids healthcare professionals by incorporating clinical and administrative information, along with performing transactions, that enhance the managing of their practice and the reimbursement process. These applications run on almost every desktop system and are virtually self-installing. Our management services are added-value benefits available to each practice that enhance their ability to conduct business.

DOCUMENT MANAGEMENT SERVICES:

            A secure, web-enabled, browser-based service allowing document imaging, data storage and retrieval technologies to be integrated into the medical practice. This easy to use system is the beginning of the "paperless" office. Document images of every conceivable type are scanned and permanently burned to optical disks and are available online.

Benefits:   The ability for a physician to have lifetime backup of all medical records of every patient increases the provider's ability to provide quality medical care. Additionally, quality medical records management will lead to a potential reduction of malpractice insurance premiums.

DICTATION AND TRANSCRIPTION SERVICES:

            We intend on providing enterprise-wide dictation capabilities that utilize standardized systems, structured reporting and interactive document management.

Benefits:   Voice files are permanently archived and available online, allowing transcriptions to be turned around faster and more efficiently.
            Physicians are able to dictate from any telephone anywhere in the world.

TRANSACTION PROCESSING:

            A secure, web-enabled, browser-based service that streamlines, improves and simplifies the process of prescribing medications for patients. It also provides the patient's medical history, formulary and drug interaction information and clinical alerts. Using file transfer protocols, we convert data from standard formats into proprietary formats that allow us to create an electronic bill.

Benefits:   Eliminates unnecessary time on the phone with pharmacies, corrects prescription information and reviews patient's charts to determine current medications. It also improves care outcomes by optimizing treatment and minimizing potentially adverse drug reactions.

POINT OF TECHNOLOGIES:

            Customized hand-held device that enables users to handle many of the processes of non-medical hospital care: discharge services billing; writing and delivering scripts to hospital pharmacy; etc.

Benefits:   Reduces the time and hassle involved in patient processing in hospitals. Also provides immediate information to allow for quicker turn of hospital rooms, more accurate billing and more pleasant patient hospital stay experience.

Other Services

MEDICAL SOFTWARE We are a reseller of Millbrook Practice Manager 2001, which is the only fully-regulatory compliant practice management software system built entirely on Microsoft technology. We have created a new division to exclusively focus on the specialty, multi-specialty and hospital-based physician markets.

INTERNET TELEPHONY We have a strategic partnership with Digital Ingenuity, Inc., an Internet protocol telephony service provider, to provide voice over IP services to our customers. This will allow healthcare clients to connect multiple offices and locations through a single-source telecom service, which will cut costs and increase efficiency for the practices.

Major clients

      We have several agreements that have provided a significant portion of our revenues.

      PROVIDENCE HOSPITAL We have provided Providence Hospital with accounts receivable management services since early 2001. In February 2002, this hospital expanded the scope of the agreement to include electronic claims processing using our proprietary file transfer protocol. This expansion is estimated to result in up to $500,000 additional revenue in 2002. Providence Hospital is the oldest continuously operating hospital in Washington, D.C.

      INTRACOASTAL HEALTH SYSTEMS We have provided Intracoastal Health Systems, Inc. with accounts receivable management services since June 2001. To date, our collection rate has exceeded Intracoastal's expectations, resulting in higher than expected revenues. Good Samaritan Hospital and St. Mary's Medical Center in West Palm Beach, Florida were formerly Intracoastal properties.

      MDVIP In February 2002 we were retained by MDVIP, Inc. to provide it with a range of services including online medical records image management, e-mail administration, web application hosting, maintenance and support. MDVIP is a national leader in personalized preventative healthcare services.

      CERBERUS Since 1999 we have been providing Cerberus Capital Management , L.P., a asset management firm, with administrative services and accounts receivable recovery services relating to a company it purchased that had previously owned seven physician practices in south Florida. This agreement was recently extended for two additional years.

Sales and Marketing

      Our current marketing focus is the 14,000+ physician market in the South Florida area, the majority of whom are not currently using Windows-based practice management software. We believe that physicians are trained to concentrate on the professional rather than business aspects of their practices. They do, however, recognize that their income is being limited by the prevailing healthcare system while their cost of doing business has increased substantially. We intend to continue to offer our services through physician office administrators and hospital account receivable managers who make most service provider selection decisions. Administrators are often over-worked, under paid and looking for reasonable means to increase their productivity while decreasing the time demands with which they are faced. These practices typically pay between $75,000 and $350,000 annually for their current suite of services.

      We intend to expand our target market geographically and through a segment-oriented approach by contacting physician groups outside the South Florida market in areas that we can already demonstrate expertise, results and third-party endorsements.

      Our marketing program has consisted mostly of referrals from other medical professionals, attorneys and accountants. A formal marketing campaign is expected to begin during the second half of 2002. Our website along with printed materials are being distributed at all times to maintain exposure within the local healthcare community.

CONCENTRATION OF CUSTOMERS

      For the year ended December 31, 2001, our three largest customers accounted for an aggregate of 63% of our sales and 78% of our accounts receivable. Consequently, our success is materially dependent on our relationship with these customers and their continued viability.

COMPETITION

      The market for medical business solutions is highly competitive and is characterized by rapidly changing technology, evolving user needs and frequent introduction of new products. Each of our products and services have material competition from other companies, however we believe that few, if any, of its competitors offer its clients the comprehensive services available from us.

      Our principal competitors in the practice management market include Medical Manager, Medic, MedDecision and TriZetto. WebMd and ProxyMed have substantial reputations in the Internet medical services. However, we believe that they do not concentrate on providing primary services such as accounts receivable management, billing and collections processing or standard day-to-day operational services designed to increase physicians' profits. In addition, many well-known accounting and consulting firms have entered into the medical practice management market by advertising business management services specifically to physicians on the basis that their expertise can enhances physician's receivable collections and better manage their work flow. We view these companies as significant competitors in a market where knowing physician nuances requires extreme sensitivity, empathy and understanding of their dynamic work environment.

      We believe that competition will continue to increase as a result of a number of factors, including the aging of baby boomers and their resulting medical-related needs, the growth of the Internet and physicians evolving awareness of what the Internet can do for their business and the continuing consolidation of Internet companies' services. We believe that the primary factors affecting competition in our markets include

o     product functionality,
o     performance, flexibility and features,
o     use of open standards technology,
o     quality of service and support,
o     reputation,
o     product and service pricing, and
o     overall cost of ownership.

Suppliers

      As we develop much of our own software or purchase readily available software, we are not reliant on a single vendor for our software development activities. Consequently, our success is not materially dependent on our relationship with any one vendor.

Government Regulation and Healthcare Reform

      The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare organizations. Our products are designed to function within the structure of the healthcare financing and reimbursement system currently being used in the United States. During the past several years, the healthcare industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates.

      Proposals to reform the U.S. healthcare system have been and will continue to be considered by the U.S. Congress. These programs may contain proposals to increase governmental involvement in healthcare and otherwise change the operating environment for our existing and potential customers. Healthcare organizations may react to these proposals and the uncertainty surrounding those proposals by curtailing or deferring investments, including those for our products and services. On the other hand, changes in the regulatory environment have in the past increased and may continue to increase the needs of healthcare organizations for cost-effective information management and thereby enhance the marketability of our products and services. We cannot predict with any certainty what impact, if any, such proposals or healthcare reforms might have on our results of operations, financial condition and business.

      Our products and services are not directly subject to governmental regulations, although the proposed user base is subject to extensive and frequently changing federal and state laws and regulations. However, with regard to healthcare issues on the Internet, the Health Insurance Portability and Accountability Act of 1996, mandates the use of standard transactions, standard identifiers, security and other provisions during 2002. It will be necessary for our platform and for the applications that it provides to be in compliance with the proposed regulations. Congress is also likely to consider legislation that would establish uniform, comprehensive federal rules about an individual's right to access his own or someone else's medical information. This legislation would likely define what is to be considered "protected health information" and outline steps to ensure the confidentiality of this information.

      There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues such as online content, user privacy, pricing and characteristics and quality of products and services.

Intellectual Property

      We seek to protect our proprietary information through nondisclosure agreements with our employees. Our policy is to have employees enter into nondisclosure agreements containing provisions prohibiting the disclosure of confidential information to anyone outside IBX, requiring disclosure to us of any new ideas, developments, discoveries or inventions conceived during employment, and requiring assignment to IBX of proprietary rights to such matters that are related to our business.

      We also rely on a combination of trade secrets, copyright and trademark laws, contractual provisions and technical measures to protect our rights in various methodologies, systems and products and knowledge bases. We believe that because of the rapid pace of technological change in the healthcare industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability, experience and integrity of our employees, frequent product enhancements and the timeliness and quality of support services.

      Although we believe that our products do not infringe on the intellectual property rights of others, we cannot assure you that such a claim will not be asserted against us in the future. If asserted, such a claim could cause us to lose revenues or incur substantial litigation expense.

EMPLOYEES

      As of March 28, 2002, we had 30 full time employees, of which three are executive, 24 are administrative and three are technical employees. No employees are presently represented by any labor unions. We believe our relations with employees to be good, however additional employees will need to be recruited to meet its growth projections.

ITEM 2.  DESCRIPTION OF PROPERTY

      Our principal place of business is located at 350 North West 12th Avenue, Deerfield Beach, Florida, 33442. This is an office park type setting where others businesses are administrative in nature. We occupy approximately 15,000 square feet space pursuant to a lease ending on August 31, 2005. The rent is currently $ 21,700 per month. We sublet three portions of the space to complementary service companies to offset our rent expense by almost 20%.

ITEM 3.  LEGAL PROCEEDINGS

      We are not a party to any material litigation, nor are we aware of any potential material litigation, other than as set forth below.

WILLIAM DUDZIAK V. PRIMED TECHNOLOGIES, L.C., EVAN BROVENICK, ET AL,

      Mr. Dudziak loaned PriMed approximately $870,000 on November 28, 1999, repayment of which was secured by all ownership interests in PriMed LC. The proceeds of the loan were used by PriMed to repurchase the PriMed stock held by Primus Physician Services. A lawsuit was filed against PriMed LC, Evan Brovenick, Natalie Brovenick, Alvin Brovenick, Susan Brovenick and David Blechman. It was originally agreed between the parties that this money would be paid back within thirty days.

      Since the defendants failed to repay the money in a timely fashion, a stipulation of settlement was executed between the parties, whereby it was agreed that Mr. Dudziak would suspend the litigation pending efforts by PriMed LC and Evan Brovenick to complying with certain terms set forth in the stipulation. The stipulation sets forth new payment terms, waived all defenses that PriMed LC or Brovenick may have and provides that Mr. Dudziak may foreclose on its security interest upon default by PriMed and/or Brovenick. A payment of $175,000 was made in December 2001. The defendants have defaulted in making some of the ongoing payments under the stipulation, but Mr. Dudziak has refrained from enforcing his rights under the stipulation based on our good-faith negotiations to arrange for required funding. An additional default occurred as a result of the December 2001 stock issuance transactions without Mr. Dudziak's prior approval.

HILARY TESCHER V. MARKET WATCH CORPORATION AND IBX GROUP, INC.

      In March 2002, IBX was served with a complaint alleging that Market
Watch Corporation, which provides investor relations and other consulting services for IBX, violated the Telephone Consumer Protection Act by sending unsolicited advertisements about IBX over fax machines. The complaint seeks class action status and requests an injunction to stop the practice and damages equal to the greater of $500 or actual damages per person. This action is being defended by Market Watch pursuant to the indemnification provisions of our agreement with them. We expect to get dismissed with prejudice in this case.

INTERNAL REVENUE SERVICE CLAIMS AND AGREEMENT

      The United States Internal Revenue Service determined that PriMed owed $173,834.40 in payroll taxes as of March 21, 2001, exclusive of penalties and interest. PriMed and the IRS entered into an installment agreement on such date, although we have not made any of the payments required under the agreement and have not made payments on current withholding liabilities. In the event of default, the IRS has the right to file a notice of federal tax lien. At December 31, 2001, we owed approximately $515,000 in payroll taxes and related interest and penalties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock began trading on January 4, 2002 on the OTC Bulletin Board under the symbol IBXG.

DIVIDENDS

      IBX has not paid any cash dividends on its common stock since its inception. IBX presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on IBX's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

SALES OF UNREGISTERED SECURITIES

      In September 2001, we issued 11,550,000 shares of common stock to our two principal officers in exchange for the outstanding Primed stock.

      In November 2001, we issued 125,000 shares and 125,000 stock options each to two consultants.

      In December 2001, we issued 10,062,500 shares to three accredited investors upon conversion of outstanding convertible bonds originally issued by Primed.

      On December 19, 2001, we concluded a private placement of $200,000 in units comprised of an aggregate of 10,937,500 shares of common stock, class A warrants entitling the holders to purchase up to 20,000,000 shares of common stock at an exercise price of $0.10 per share; and class B warrants entitling the holders to purchase up to 20,000,000 shares of common stock at an exercise price of $0.20 per share.

      In December 2001, we issued 750,000 shares of common stock to Market Watch Corporation as partial payment under a corporate information services agreement.

      In December 2001, we issued an aggregate of 1,000,000 shares to 11 persons, all of whom were employees or consultants of the Company, for services rendered.

      In 2001, simultaneous with the private placement described below, Mr. Brovenick was issued 2,000,000 class C warrants with an exercise price of $.10 per share and 2,000,000 class D warrants aith an exercise price of $.20 per share. Mr. Brovenick subsequently assigned the class C warrants to Steven Adelstein, a director. Mr. Adelstein assigned 1,640,000 of these warrants to his adult children.

      Mr. Adelstein was also issued 250,000 options with an exercise price of $.50 per share in 2001 for his service as president of Vidkid.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with IBX's audited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, IBX cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of IBX, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond IBX's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, IBX. IBX disclaims any obligation to update forward looking statements.

OVERVIEW

      IBX Group, Inc. was organized under the laws of the State of Florida in July 1997 as Vidkid Distribution, Inc. to own, distribute and produce children's intellectual properties. to own, distribute and produce children's intellectual properties In February 2001, we were spun-off from our parent company emailthatpays.com, Inc. On September 25, 2001, Vidkid acquired all of the outstanding capital stock of Primed Technologies, Inc., a Delaware corporation in a stock-for stock exchange. Primed was organized under the laws of the State of Florida on February 4, 1999 as a limited liability company and reorganized as a corporation in the State of Delaware on January 1, 2000. Primed's shareholders Evan Brovenick and David Blechman, received 11,550,000 shares or approximately 81% of the outstanding common stock of Vidkid on a fully diluted basis. Vidkid's name was changed to IBX Group, Inc.

      For financial accounting purposes, the exchange of stock was treated as a recapitalization of Primed with the former shareholder's of Vidkid retaining 2,637,500 or approximately 19% of the outstanding stock. The shareholders' equity section reflects the change in the capital structure of Primed due to the recapitalization and the consolidated financial statements reflect the operations of Primed for the periods presented and the operations of IBX Group from the exchange date.

      We are engaged in providing administrative services such as accounting, billing and collection, claims processing, information management, network support and maintenance to clients predominantly in the healthcare sector. We have developed proprietary software and applications with interactive web-enabled multimedia capabilities.

      During the last two years, we significantly expended our capabilities. We devoted significant resources towards developing various strategic partners and opportunities to better address the needs of the healthcare marketplace. We also expended a great deal of effort and expense on the development of additional software applications. These investments in our product development and infrastructure resulted in significant expenditures and we are now starting to recognize new revenue from these initiatives.

      All of the shares of iBX held by Evan Brovenick and David Blechman, our principal officers, and the assets of PriMed are subject to a creditor's lien. Failure to comply with the terms and conditions of the related loan documents could result in a default and the forfeiture of these shares and/or assets to the lender.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

      Revenues are generated from our administrative services including accounting, billing and collection, claims processing and information management. Revenues for the year ended December 31, 2001 were $1,885,322 as compared to revenues for the year ended December 31, 2000 of $1,246,099, an increase $639,223 or 51%. The increase was due to the signing of two new service agreements for collection services with major health care facilities in March and June 2001. These contracts are for a one year term and are renewable annually. The first contract has been renewed for an additional year and the scope of services to be provided has expanded.

      Salaries and payroll taxes were $1,052,357 for 2001 as compared to $799,392 for 2000, net of salaries capitalized relating to software development of $159,333. Salaries, which consist of salaried and hourly employees, include staff used for our administrative services, our technical development staff, marketing staff and office personnel. Overall our salary and payroll expense increased $93,632. The increase in salaries was directly attributable to the increase in staff required to service our new service contracts.

      Depreciation and amortization expense for 2001 was $681,307 as compared to $130,800 for 2000. We regularly review the carrying value of software development assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software. As of December 31, 2001, we determined that the carrying value of our software development was impaired since the software has not generated revenues and future positive cash flows could not be estimated. Accordingly, in 2001, we wrote off all remaining capitalized software costs of $364,097 to amortization expense. Depreciation expense, related to our property and equipment, for 2001 was $117,878 and for 2000 was $100,187.

      Professional fees were $245,673 for the year ended December 31, 2001 as compared to $96,049 for the year ended December 31, 2000, net of the capitalization of professional fees amounting to $88,000 relating to capitalized software costs. The overall increase of $61,624 is attributable to increased legal and accounting fees incurred in connection with the audit of our consolidated financial statements for 2001 and 2000, fees incurred in connection with our SEC filings, and legal fees incurred related to the merger.

      Rent expense was $230,761 for the year ended December 31, 2001 as compared to $208,428 for the year ended December 31, 2000, net of the capitalization of rent expense amounting to $40,000 relating to capitalized software costs.

      Other selling, general and administrative expenses, which include contract labor, travel and entertainment, insurance and other expenses, were $703,441 for the year ended December 31, 2001 as compared to $564,246 for the year ended December 31, 2000 net of the capitalization of other selling, general and administrative expenses amounting to $158,516 relating to capitalized software costs. Overall, prior to any capitalization of software costs in 2000, other selling, general and administrative expenses decreased by $19,321.

      For the year ended December 31, 2001, we incurred settlement expenses of $100,000 related to certain litigation. Additionally, as of December 31, 2001, we assumed the debt of an officer relating to a predecessor company lawsuit. In connection with this assumption, we recognized settlement expense of $88,834 and a related accrued liability at December 31, 2001 of $27,000.

      Interest expense was $325,174 for the year ended December 31, 2001 as compared to $238,385 for the year ended December 31, 2000. The increase was directly attributable to increased interest charges related to a settlement agreement.

      As a result of these factors, we reported a net loss of $1,542,225 or $(.12) per share for the year ended December 31, 2001 as compared to a net loss of $791,201 or $(.07) per share for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

      During 2001, our overall performance continued to be hampered due to continuing inadequacy of funding to meet our needs to, among other things, ramp up sales and deploy our services. Our ability to continue as a going concern is dependent upon our ability to attain a satisfactory level of profitability, have access to suitable financing, satisfy our contractual obligations with creditors on a timely basis and develop further revenue sources.

      At December 31, 2001, we had a stockholders' deficit of $2,648,842. Since our inception, we have incurred losses of $2,978,671. Our operations and growth have been funded from loans from third parties amounting to approximately

$1,029,000, advances by our majority shareholder and officer, and the sale of common stock for proceeds of $200,000. These funds were used for working capital and capital expenditures.

      We entered into an installment agreement with the U.S. Internal Revenue Service in March 2001 relating to unpaid payroll taxes. As of December 31, 2001, we are in default on this agreement. In event of default, the IRS has the right to file a notice of Federal tax lien. At December 31, 2001, accrued payroll taxes and estimated accrued interest and penalties aggregated $514,726.

      We have no other material commitments for capital expenditures. Other than cash generated from our operations or proceeds received from the exercise of warrants and options or the sale of stock, we have no external sources of liquidity. Accordingly, we may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months. Our future operations and growth is dependent on our ability to raise capital for expansion, and to seek additional revenue sources.

      Net cash used in operations for the year ended December 31, 2001 was $(175,741) as compared net cash provided by operations of $309,339 in the comparable prior period. The decrease was a result of the larger net loss as well as the increase in receivables and decrease in accrued expenses.

      Net cash used in investing activities for the year ended December 31, 2001 was $(79,783) compared to net cash used in investing activities of $(489,522) for the year ended December 31, 2000. This difference was primarily attributable to our investment in software costs and licenses amount to $445,850 during the year ended December 31, 2000.

      Net cash provided by financing activities for the year ended December 31, 2001 was $257,715 as compared to net cash provided by financing activities of $168,188 for the year ended December 31, 2000.

      Currently, we are restructuring our operations and are concentrating on our core business. We are currently increasing our marketing efforts and sales force and are aggressively seeking new clients. We believe that our working capital will improve as our profitability improves and as we settle certain debt. Additionally, we expect our profitability to improve as a result of further increases in sales and the expense reduction programs that we are implemented during the second quarter of 2002. We intend to file a registration statement relating to our outstanding warrants and expect to receive proceeds from the exercise of the warrants once the registration statement is effective. The funds received, if any, will be used to pay outstanding liabilities and for working capital. Nevertheless, we can provide no assurance as to our future profitability, access to capital markets, or successful re-negotiation of existing debt.

RECENT PRONOUNCEMENTS

      In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. We do not believe the adoption of these standards will have a material impact on our financial statements.

      In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not believe the adoption of these standards will have a material impact on our financial statements.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. We do not believe the adoption of these standards will have a material impact on our financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      You should carefully consider the following risks in evaluating IBX. The risks described below are not the only ones that we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. Our business, operating results or financial condition could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. You should also refer to the other information set forth in this Report, including our financial statements and the related notes.

      IBX cautions readers that certain important factors may affect IBX's actual results and could cause those results to differ significantly from any forward-looking statements made in this report or otherwise made by or on behalf of IBX.

      WE HAVE HAD LOSSES FOR EACH OF THE LAST TWO YEARS AND MAY NOT HAVE INCOME THIS YEAR, WHICH HAS AFFECTED OUR WORKING CAPITAL. We had a loss of $1,542,255 in 2001 and $791,201 in 2000. We cannot assure you that we will have a profit this year or any future year. Due to these losses, we had a negative working capital of $2,870,224 at December 31, 2001 and have continued to need cash for operations.

      OUR ACCOUNTANTS HAVE ISSUED A GOING CONCERN OPINION DUE TO THE LACK OF CAPITAL. Because of the uncertainties in its ability to satisfy its future capital needs, our auditors' report on its financial statements for the year ended December 31, 2001 contains an explanatory paragraph about its ability to continue as a going concern.

      WE NEED ADDITIONAL CAPITAL TO BE SUCCESSFUL, WHICH WILL POTENTIALLY DILUTE THE VALUE OF SHARES OF SHAREHOLDERS. We need substantial capital to execute our business plan. To finance our operations to date, we have relied almost entirely on private offerings of common stock and loans. The terms on which we obtains additional financing, including the exercise of the outstanding warrants may dilute the existing shareholders investments, or otherwise adversely affect its position. It is also possible that we will be unable to obtain the additional funding we need as and when we need it. If we were unable to obtain additional funding as and when needed, we could be forced to curtail our operations.

      OUR ASSETS ARE SUBJECT TO A LIEN AND MAY BECOME SUBJECT TO AN IRS LIEN, AND IF JUDGMENTS ARE ENTERED AND ENFORCED, IT MAY SHUT DOWN OUR OPERATIONS. We have granted a lien on all of our assets in connection with a financing transaction that is currently in default. We also owe the IRS for payroll taxes and have defaulted in our payment agreement for lack of funds. Unless we are successful in repaying or renegotiating these obligations, our business may be shut down if these creditors are able to collect on their judgments.

      THERE ARE MANY COMPETITORS IN THE OUR MARKETS AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST THEM. There are many companies that use the Internet to provide administrative services to the healthcare industry. Most of these companies compete with us for hospitals and medical practices, which are our primary customers. We expect competition to continue to increase as there are no substantial barriers to entry in our market. Increased competition could result in reductions in the fees we receive for our services, lower margins or loss of clients. Any of these occurrences could materially and adversely affect our business, financial condition and results of operations. Competition is also likely to increase significantly, not only as new entities enter the market, but also as current competitors expand their services.

      Our ability to compete depends on a number of factors, many of which are outside of our control. These factors include ease of use, timing and market acceptance of new and enhanced services, and level of sales and marketing efforts.

      Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, existing relationships with pharmaceutical and other healthcare companies and significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of their services. These competitors may also engage in more extensive development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies. Our competitors may develop services that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. We may not be able to compete successfully or competitive pressures may have a material adverse effect on our business, results of operations and financial condition.

      OUR GROWTH DEPENDS IN PART ON OUR ABILITY TO GROW OUR DIRECT SALES FORCE. Our future growth depends upon the ability of our direct sales force to develop customer relationships and increase sales. Our ability to increase sales will depend on our ability to recruit, train and retain quality sales people who are able to target potential customers' senior management, and who can productively generate and service large accounts.

      There is a shortage of the qualified sales personnel we need and competition for qualified personnel is intense. In addition, it will take time for new sales personnel to achieve full productivity. If we are unable to hire or retain qualified sales personnel, or if newly hired sales personnel fail to develop the necessary skills or to reach productivity when anticipated, we may not be able to increase the sales of its products.

      WE OWE BACK PAYROLL TAXES TO THE INTERNAL REVENUE SERVICE. We have not paid all of our past due payroll taxes due to our cash flow problems. Further, we breached our obligation with the Internal Revenue Service under a negotiated settlement agreement. If we cannot come to terms with the Internal Revenue Service, the Internal Revenue Service has the power to seize our assets. Should this happen, investors will lose their entire investment.

      OUR SYSTEMS, PROCEDURES OR CONTROLS MAY NOT BE ADEQUATE TO SUPPORT OUR OPERATIONS AS THEY EXPAND. Any future growth will impose significant added responsibilities on members of senior management, including the need to identify, recruit and integrate new senior level managers and executives. There can be no assurance that we will be identify or retain additional management. To the extent that we are unable to manage our growth efficiently and effectively, or are unable to attract and retain qualified management, our business, financial condition and results of operations could be materially adversely affected.

      OUR BUSINESS HAS BEEN CONCENTRATED WITH A FEW CUSTOMERS AND SUPPLIERS. For the year ended December 31, 2001,our three largest customers accounted for an aggregate of 63% of sales and 78% of accounts receivable. Consequently, our success is materially dependent on our relationship with these customers and their continued viability. We are also reliant on a single vendor for the majority of our software development activities, consequently, our success is materially dependent on its relationship with this vendor and its continued viability.

      OUR SUCCESS IS BASED ON INCREASING DEMAND FOR OUR PRODUCTS AND services. We depend on the continued demand for outsourcing of health information technology services, on the growing use of the Internet for healthcare commerce and communication and on favorable general economic conditions. We cannot assure you that our business strategy will be successful or that we will successfully address these risks or difficulties. If we should fail to adequately address any of these risks or difficulties, our business would likely suffer.

      WE LICENSE TECHNOLOGY FROM THIRD PARTY PROVIDERS AND FAILURE TO MAINTAIN THESE LICENSES COULD CAUSE US TO OFFER SOME OR ALL OF OUR PRODUCTS. We license technologies from third party software providers that are incorporated into our products. We anticipate that we will continue to license technologies from third parties in the future. The loss of these technologies or other third-party technologies could prevent sales of our products and increase our costs until substitute technologies, if available, are developed or identified, licensed and successfully integrated into our products. Even if substitute technologies are available, there can be no guarantee that we will be able to license these technologies on commercially reasonable terms, if at all.

      WE NEED TO CONTINUALLY UPDATE OR SOFTWARE PRODUCTS OR CUSTOMERS MAY NO LONGER PURCHASE OR LICENSE OUR PRODUCTS. Our primary sources of revenues has been licensing of software products and related annual maintenance contracts. Our future revenues will depend, in significant part, on the successful development and licensing of new and enhanced versions of these products and potential new product offerings. If we do not successfully upgrade existing products and develop new products or these product upgrades and new products do not achieve market acceptance, we will lose customers and our revenues will be reduced.

      WE MUST KEEP UP WITH THE RAPID CHANGE IN TECHNOLOGY OR OUR PRODUCTS WILL BECOME OBSOLETE. We are heavily reliant on computer software and plan to merge the software technology with applications on the Internet whenever possible. Both the Internet and computer software are characterized by rapid technological change, changes in user and customer requirements, frequent new service or product introductions embodying new technologies and the emergence of new industry standards and practices that could render our product and proprietary technology obsolete. Our performance will depend, in part, on our ability to continue to develop leading technologies, enhance existing services and software, develop new proprietary technology that addresses the increasingly sophisticated and varied needs of prospective customers, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The further development of our proprietary technology entails significant technical and business risks. There can be no assurance that we will be successful in using new technologies effectively or adapting its current proprietary technology to customer requirements or emerging industry standards. If we are unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, or if our proprietary technology does not achieve market acceptance, then our business, results of operations and financial condition would be materially adversely affected.

      WE NEED TO INSURE THAT OUR CUSTOMER DATA THAT IS TRANSMITTED ONLINE IS SECURE. A significant part of our business is involves transmitting patient and other healthcare-related data online. Our customers are required to comply with federal and state regulations relating to this data. If a compromise of security were to occur, it could have a material adverse effect on our reputation, business, prospects, financial condition and results of operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. To the extent that our activities involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose it to a risk of loss or litigation and possible liability. There can be no assurance that our security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on our business, prospects, financial condition and results of operations.

      OUR PRINCIPAL SHAREHOLDERS AND MANAGEMENT CONTROL A MAJORITY OF OUR COMMON STOCK. Current management and our principal shareholders hold a majority of ours common stock and will be able to control our policies and elect all of the members of our board of directors regardless of the opinions or votes by other shareholders.

      WE RELY ON OUR SENIOR MANAGEMENT AND WILL BE HARMED IF ANY OR ALL OF THEM LEAVE. Our success is dependent on the efforts, experience and relationships of Evan R. Brovenick, David Blechman, Alvin Brovenick, and other essential staff. If any of these individuals become unable to continue in their role, our business or prospects could be adversely affected. Although we have entered into an employment agreement with each of our executive officers, we cannot assure you that such individuals will continue in their present capacity for any particular period of time.

      THERE IS ONLY A LIMITED PUBLIC MARKET FOR OUR SHARES, AND IF AN ACTIVE MARKET DOES NOT DEVELOP, INVESTORS MAY HAVE DIFFICULTY SELLING THEIR SHARES. There is a limited public market for our common stock. We cannot predict the extent to which investor interest in us will lead to the development of an active trading market or how liquid that trading market might become. If a liquid trading market does not develop or is not sustained, it may be difficult for investors to sell shares of our common stock at a price that is attractive. As a result, an investment in our common stock may be illiquid and investors may not be able to liquidate their investment readily or at all when he/she desires to sell.

      FLUCTUATIONS IN OUR OPERATING RESULTS MAY ADVERSELY AFFECT OUR STOCK PRICE AND PURCHASERS OF OUR SHARES OF COMMON STOCK MAY LOSE ALL OR A PORTION OF THEIR INVESTMENT. Historically, there has been volatility in the market price for our common stock. Our quarterly operating results, changes in general conditions in the economy, the financial markets or the skin care industry, or other developments affecting us or our competitors, could cause the market price of our common stock to fluctuate substantially. We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors. Factors that may adversely affect our quarterly operating results include:

o the announcement or introduction of new products by us and our competitors;

o our ability to retain existing clients and attract new clients at a steady rate, and maintain client satisfaction;

o the amount and timing of operating costs and capital expenditures relating to expansion of our business and operations;

o     government regulation; and

o general economic conditions and economic conditions specific to the healthcare industry.

      As a result of these factors, in one or more future quarters, our operating results may fall below the expectations of securities analysts and investors. In this event, the market price of our common stock would likely be materially adversely affected.

      THE EXERCISE OF WARRANTS WILL BE DILUTIVE TO OUR EXISTING SHAREHOLDERS. As of December 31, 2001 we had outstanding options and warrants to purchase a total of 44,500,000 shares of our common stock at prices ranging between $ .01 to $.50 per share. The exercise of these warrants and options may materially adversely affect the market price of our common stock and will have a dilutive effect on our existing shareholders.

      BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR STOCK IS CONSIDERED A "PENNY STOCK" WHICH CAN ADVERSELY EFFECT ITS LIQUIDITY. OUR COMMON STOCK DOES NOT CURRENTLY QUALIFY FOR LISTING ON THE NASDAQ STOCK MARKET AND WE DO NOT FORESEE THAT WE WILL QUALIFY FOR SUCH A LISTING IN THE FORESEEABLE FUTURE. If our common stock continues to be quoted on the OTC Bulletin Board, and the trading price of our common stock remains less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

      SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

      ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND FLORIDA LAW MAY PREVENT AN ACQUISITION. Provisions in our charter documents and Florida law could prevent or delay a change in control of its management and possible reduce the amount paid for its common stock in the future. Such provisions could, separately or together:

o     discourage potential acquisition proposals;

o     delay or prevent a change in control; and

o limit the price that investors might be willing to pay in the future for shares of its common stock.

      The application of these provisions could make it more difficult for a third party to acquire us, even if doing so would be beneficial to its shareholders. Also, our board of directors has authority to issue up to shares of common and preferred stock and to determine the price, voting rights, restrictions, preferences and privileges of its preferred stock without the approval of its shareholders. The rights of holders of common stock will be subject to, and may be impaired by, the rights of the holders of any shares of common or preferred stock that may be issued in the future. The issuance of common or preferred stock may delay, defer or prevent a change in control by making it more difficult for a third party to acquire a majority of our stock. We have no present plans to issue shares of preferred stock. However, even the potential issuance of common or preferred stock could reduce the price that investors are willing to pay for our common stock.

ITEM 7.  FINANCIAL STATEMENTS

      The Financial Statements are located after the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Feldman, Sherb & Company, P.C. was dismissed as independent certified public accountant and independent auditor on November 5, 2001. Their report on our financial statements for the years ended December 31, 2000 and 1999 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles other than the uncertainty related to our ability to continue as a going concern through December 31, 2001. During the fiscal years ended December 31, 2000 and 1999, there were no disagreements with the Feldman, Sherb on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Feldman, Sherb would have caused it to make reference to the subject matter of the disagreement in connection with its report on these financial statements for those periods.

We retained Salberg & Company, P.A. as accountants in November 2001.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The following table sets forth the names, ages and positions held for IBX's directors, executive officers and significant employees.

      The following persons are members of our board of directors and as executive officers, in the capacities indicated:

--------------------------------------------------------------------------------
NAME                            AGE   POSITION
--------------------------------------------------------------------------------
Evan Brovenick                  40    Chairman of the Board, President and
                                      Chief Executive Officer
--------------------------------------------------------------------------------
David Blechman                  49    Vice President, Secretary and Director
--------------------------------------------------------------------------------
Alvin Brovenick                 70    Director
--------------------------------------------------------------------------------
Steve Adelstein                 52    Director
--------------------------------------------------------------------------------
Anthony Joffe                   59    Director
--------------------------------------------------------------------------------

      EVAN R. BROVENICK has been chairman of the board, president and chief executive officer since the acquisition of PriMed in September 2001 and was a founder and president and chief executive officer of PriMed and its predecessors since its inception in 1999. From January 1994 until March 1999, Mr. Brovenick served as the director of marketing and business development for ManageMed, a healthcare services a company.

      DAVID J. BLECHMAN has been vice president and secretary, since the acquisition of PriMed in September 2001 and was a founder and president and chief executive officer of PriMed and its predecessors since its inception in 1999. From January 1994 until March 1999, Mr. Blechman served as the director of technical services for ManageMed from January 1994 until March 1999.

      ALVIN BROVENICK has served as a member of PriMed's board of directors since its inception. Mr. Brovenick served materially similar roles with PriMed LC prior to its merger with PriMed. During the immediately preceding five years, in addition to his roles with PriMed and its predecessors, Mr. Brovenick served as the treasurer of ManageMed. He is the father of Evan Brovenick, PriMed's founder and president and is employed as a management consultant by PriMed. Mr. Brovenick is a retired certified public accountant.

      ANTHONY Q. JOFFE has been a director since December 2001. . Since 1996, he has founded a boat financing company and joined NorthStar Capital as Managing Director. NorthStar is an investment banking firm with offices in Stamford, Connecticut and Boca Raton, Florida that specializes in assisting small to mid-size private and publicly traded companies with business and financial planning, acquisition and divestiture, financial public relations and market position advice, and treasury services. Since January 1999, he has served as a member of the board of directors for Colmena Corp., a publicly held corporation and in March 1999, Mr. Joffe was elected as chairman of the board of directors. In May 1999 he was elected as its president and chief executive officer and on May 2001 he resigned as its president and chief executive officer. . Mr. Joffe holds a degree in Aeronautical Engineering Management from Boston University, Boston, Massachusetts.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

      To IBX's knowledge, based solely on a review of the copies of such reports furnished to IBX and on representations that no other reports were required, all reports were timely filed during fiscal 2001 as required under Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.  EXECUTIVE COMPENSATION

      The following tables summarize the total compensation paid to Evan Brovenick, our chief executive officer and the other executive offers with compensation of at least $100,000 in 2001.

                           SUMMARY COMPENSATION TABLE

                          ANNUAL COMPENSATION             LONG-TERM COMPENSATION
                     -----------------------------------  ----------------------
                                                Other       Restr-    Securities
                                                Annual       icted    Underlying
Name and                                        Compen-      Stock     Options/
Principal Position   Year  Salary($)   Bonus    sation(1)   Award($)    SARs(#)
-------------------  ----  ---------  -------  ----------   --------  ----------
Evan Brovenick       2001   100,000       -     $15,000        -          -
    President and    2000   100,000       -     $15,000        -          -
    Chief Executive  1999   100,000   $50,000   $15,000        -          -
    Officer

David Blechman       2001   100,000       -     $15,000        -          -
    Vice President   2000   100,000       -     $15,000        -          -
                     1999   100,000   $50,000   $15,000        -          -
----------
(1) Includes car allowance, health coverage and life insurance.

GRANTS OF STOCK OPTIONS
No options were granted to the executive officers named above in 2001 and at 2001 neither officer held any stock options.

COMPENSATION OF DIRECTORS

We do not currently pay any compensation to our outside directors.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS.

      On December 19, 2001, we entered into an employment agreement with Evan Brovenick for a period ending on December 31, 2006. Mr. Brovenick's responsibilities involve all services, acts, or things necessary or advisable to serve as its president and chief executive officer including but not limited to assist in establishing our policies and strategic planning, identify potential acquisition candidates, assist in financial planning and capital formation and oversee our day to day operations.

      As compensation for his services, Mr. Brovenick will receive in 2001 an annual base compensation of $125,000. The annual base salary in each succeeding year will be equal to at least 110% of the annual base salary from the prior year.

      In addition to the monthly compensation, Mr. Brovenick has been issued 6,600,000 shares of our common stock, that vest only if during the term of Mr. Brovenick's employment, we have a net pre-tax profit of at least one dollar as determined by our year-end audited financial statements. Until such time as the shares have vested, Mr. Brovenick will have no right to vote the shares nor may he have the right to pledge, encumber, hypothecate or in any way transfer the shares. If the shares do not vest during the term of the agreement, then all rights, title and interest in such shares will be forfeited and Mr. Brovenick will be required to tender the shares for cancellation.

      Mr. Brovenick will also be entitled to such other bonuses based upon our performance as determined in the sole and absolute discretion of the board of directors; will be offered health insurance coverage at no cost; be entitled to participate in such employee benefit programs as are offered to other employees; and be entitled to annual paid vacation Mr. Brovenick will also be reimbursed for out-of-pocket expenses incurred by him in the performance of his

      We have the right to terminate the agreement for good cause or by reason of Mr. Brovenick's disability on 30 days' prior written notice to Mr. Brovenick. If such termination is for good cause or by reason of Mr.
Brovenick's disability, a notice of termination specifying the reason for the termination will be given Mr. Brovenick. As used in the agreement, disability means Mr. Brovenick's inability caused by mental or physical illness to satisfactory perform his obligations and duties hereunder for a consecutive period in excess of 120 days during the term of the agreement or for a period of 180 out of a total of 360 work days; and, good cause means any breach by Mr. Brovenick of his obligations under the agreement, habitual neglect of duties, continued incapacity or inability to perform the obligations set forth in the agreement or the conviction of any felony. If Mr. Brovenick is terminated for any other reason than good cause, we will be obligated to pay Mr. Brovenick a severance payment of the greater of $100,000 or the remaining sums due under the agreement.

      Notwithstanding anything else to the contrary, if PriMed or all our other subsidiaries cease operations, then the agreement will terminate and Mr. Brovenick will only be entitled to receive the compensation due as of the termination date.

      The agreement also contains non-competition and confidentiality provisions.

      David Blechman's agreement is identical to Mr. Brovenick's except that he has not been granted any restricted stock.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following tables disclose information concerning ownership of common stock by officers, directors and holders of 5% or more of our common stock. Our currently outstanding shares of common stock, for purposes of these calculations, are calculated based on information available as of March 15, 2002 and include both currently outstanding securities and securities which a named person has a right to acquire within 60 days following the date of this report.

                                        AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER      BENEFICIAL OWNER      PERCENT OF CLASS
-------------------------------------   --------------------    ----------------
Evan Brovenick ......................        17,262,500(1)            37.7
David Blechman ......................         2,887,500                6.6
Tucker Family Spendthrift Trust .....        27,234,282(2)            42.9
Calvo Family Spendthrift Trust ......        29,471,250(3)            44.9
Blue Lake Capital Corp. .............         2,187,500(4)             5.0
Steven Adelstein ....................           625,204(5)             1.4
Anthony Joffe .......................                 0                  -
Alvin Brovenick .....................                 0                  -
All officers and directors
as a group (6 persons) ..............        20,775,204               45.0

------------
(1) Includes 15,262,500 shares, of which 6,600,000 are restricted and can only be transferred and voted by Mr. Brovenick if an earnings target is met. Also includes 2,000,000 shares issuable upon exercise of outstanding warrants.
(2) The Tucker family is comprised of Michelle Tucker, Leonard Miles Tucker, her husband, Shayna and Montana, their minor daughters. Includes 9,700,000 class A warrants and 10,000,000 class B warrants. Does not include shares owned by Blue Lake Capital Corp.
(3) The Calvo family is comprised of Cyndi Calvo; William A. Calvo, III, her husband; William, Alexander and Edward, their minor sons. All the shares are held by the Calvo Family Spendthrift Trust. Includes 9,700,000 class A warrants and 10,000,000 class B warrants.
(4) Blue Lake Capital Corp., a Florida corporation, for which Michelle Tucker serves as president and director, may be deemed an affiliate of the Tucker Family Spendthrift Trust. Does not include shares held by the Tucker Family Spendthrift Trust.
(5) Includes 200,790 shares owned by Mr. Adelstein and 265,204 shares owned by A.U.W. Inc., a corporation owned by Mr. Adelstein. Also includes 360,000 class C warrants exercisable at $.10 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Evan Brovenick, our president and chief executive officer, has loaned us an aggregate of $283,130, of which $93,000 was in 2001, $175,000 was in 2000 and $15,130 in 1999. The 2001 advances have been treated as a contribution to capital. During 2002, Mr. Brovenick granted us a $50,000 line of credit pursuant to which we periodically borrow small sums and repay them when we have available cash flow.

      In 2001, simultaneous with the private placement described below, Mr. Brovenick was issued 2,000,000 class C warrants with an exercise price of $.10 per share and 2,000,000 class D warrants aith an exercise price of $.20 per share. Mr. Brovenick subsequently assigned the class C warrants to Steven Adelstein, a director. Mr. Adelstein assigned 1,640,000 of these warrants to his adult children.

      Mr. Adelstein was also issued 250,000 options with an exercise price of $.50 per share in 2001 for his service as president of Vidkid.

      During 2002, Todd Adelstein and Tammi Shnider, the adult children of Steven Adelstein, a director, have agreed to lend us up to an aggregate of $60,000 of which $23,000 has been received.

      In December 2001, the Tucker Family Spendthrift Trust agreed to assign 100,000 warrants to each person and the Calvo Family Spendthrift Trust agreed to assign 200,000 warrants to each person.

YANKEES:

      The Yankee Companies Inc. and PriMed entered into a strategic consulting agreement on January 31, 2001. Pursuant to the terms of the consulting agreement, Yankees agreed to assist PriMed to become a publicly held corporation and to obtain required financing and PriMed agreed to issue Yankees 10% of PriMed's common stock. Yankees is a privately held Florida corporation that provides clients with consulting in the areas of management, finance and regulatory compliance. It also assists its clients with capital raising matters by assisting in structuring debt and equity offerings and, on occasion, investing in client securities and providing short term loans. Yankees and its shareholders invested $92,000 in PriMed through purchase of notes, which were converted into common stock in December 2001. In December 2001, we completed a private placement for $200,000 to the two Yankees shareholders, which included 40,000,000 warrants. At the same time, the consulting agreement was terminated. While there is no contractual relationship, Yankees provides us with access to the services of a number of its employees and access to the services of other persons who are under independent contractor arrangements with Yankees, pursuant to which they provide Yankees' clients with assistance, as required. Among such persons are Leonard Miles Tucker, Yankees president; William A. Calvo, III, Yankees vice president; Kevin Dornan, general counsel and Vanessa H. Lindsey, Yankees chief administrative officer. Ms. Lindsay and Mr. Dornan formerly served as IBX directors. Certain shareholders of Yankees are affiliated with Market Watch Corporation, which provides investor relations services. We issued Market Watch 750,000 shares of restricted stock and pay them a fee for each person that receives investor information from Market Watch.

      During 2002, Yankees affiliates, including the Calvo Family Spendthrift Trust and the Tucker Family Spendthrift Trust, have lent us an aggregate of $62,000. The note for these funds provides that when the class A warrants are exercised, that a principal amount of the note equal to the exercise price of these warrants will be forgiven.

VIDKID

      The following transactions occurred with Vidkid, but are not reflected in the financial statements since the acquisition of Primed was treated as a reverse acquisition.

      During the year ended December 31, 2000 we issued a $375,000 principal amount promissory note to A.U.W., Inc., a company of which Steven Adelstein, one of our directors is an officer, director and sole shareholder. A.U.W., Inc. is owed $242,500 of the principal amount of the note and is acting as trustee under the note for the following related parties:

                 Phillip Adelstein    $25,000
                 Gus Guilbert, Jr.     37,500
                 Tammi Adelstein       25,000
                 Steve Shnider         32,500
                 Steven Adelstein       6,500
                 Todd Adelstein         6,500
                                     --------
                 Total               $132,500
                                     ========

      The parties are all officers, directors or relatives of Steven Adelstein and Todd Adelstein. The proceeds of these notes were used to pay off amounts due to a third party for the Howdy Doody library formerly owned by Vidkid and were collateralized by the Howdy Doody library. This note, which is due on June 30, 2005, bears interest at an annual rate of 9.6% payable quarterly in the form of issuance of restricted shares of our common stock or cash, as determined by the board of directors in its sole discretion. These notes were collateralized by the Howdy Doody library and are due and payable on June 30, 2005.

      While we were a wholly-owned subsidiary of emailthatpays, loans of $19,800 were advanced by Steven Adelstein, $6,500 by Gus A. Guilbert, Jr. and $120,174 by AUW, Inc., which had been used for working capital purposes. The total debt of $146,474 was exchanged for 1,331,580 shares of our common stock or at a rate of $0.11 per share. At the time of the exchange on August 17, 1999, the common stock of emailthatpays had a bid price of $0.215 per share as quoted on the OTC Bulletin Board. While no independent directors were serving to evaluate the transaction, given the price of the emailthatpays' common stock, we consider the exchange to have been completed on a fair basis to us.

      We received 460,615 shares of common stock of NETDigest.com, Inc. for various management, production and other services provided to NETDigest.com at the inception of that company and during the course of that year. NETDigest.com is a development-stage company engaged in development of websites providing medical and lifestyle information with initial emphasis on diabetes. Steve Adelstein and Gus Guilbert, who were officers and directors of VidKid at the time, were also officers and directors of NETDigest.com, and owned approximately 30% of the common stock of that company. The shares of NETDigest.com are publicly-traded on the Pink Sheets. Our common stock holdings represented approximately 3.5% of the total of 13,250,000 shares of common stock of NETDigest.com then outstanding.

      Of the 460,615 shares of NETDigest.com then owned by us, 100,000 shares were received at the time of the organization of the private NETDigest company for management services made available by us at the inception of that venture. These 100,000 common shares were valued at the par value of NETDigest.com or $.001 per share for a total of $100. Thereafter, we received a total of 360,615 shares for services and facilities provided to NETDigest.com during the third fiscal quarter of 2000 and provided subsequently. In particular, 50,000 shares valued at $30,000 were issued to us in July 2000 for developing NETDigest.com's business plan. In that same month, we received 30,000 shares valued at $18,000 for the sublease of 1,000 square feet at our facility. In August 2000, we received 85,615 shares valued at $51,369 for various editing and production services provided to NETDigest.com. In September 2000, we received 110,000 shares valued at $66,369 for future production and editing services being rendered by us. In that same month, we received 110,615 shares valued at $20,631 for specialized commercial editing services, reimbursement of expenses and computer and software lease benefits provided to NETDigest.com. Also in September 2000, a total of 50,000 shares valued at $30,000 were received by us in consideration for $5,500 of sub-lease income and telephone reimbursement and for future sub-lease rental income and telephone reimbursement of $24,500. All of the above transactions were valued at our cost-basis for the respective services provided.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)   EXHIBITS

Exhibit
NUMBER      DESCRIPTION
2.1         Stock Exchange Agreement Dated August 31, 2001 between
            VidKid Distribution, Inc. and PriMed Technologies, Inc. (3)

3.1         Articles of incorporation (1) (3)

3.2         Bylaws (1)

4.1         Warrant A Agreement (2)

4.2         Warrant B Agreement (2)

4.3         Warrant C Agreement (2)

4.4         Warrant D Agreement (2)

10.1        Settlement Agreement dated as of December 19, 2001 (2).

10.2        Employment Agreement with Evan Brovenick (2)

10.3        Employment Agreement with David Blechman (filed herewith).

---------------

(1) Incorporated by reference to the Company's registration statement on Form SB-2 (file no. 333-36666)

(2) Incorporated by reference to the Company's Current Report on Form 8-K dated December 19, 2001

(3) Incorporated by reference to the Company's Current Report on Form 8-K dated September 25, 2001


(b)   REPORTS ON FORM 8-K

      During the three months ended December 31, 2001, IBX filed Reports on Form 8-K with the Securities and Exchange Commission on October 9, 2001 and November 9, 2001, and amended reports on November 13, 2001, November 29, 2001 and December 5, 2001.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         IBX GROUP, INC.

Date:  March 29, 2002                    By:  /s/ Evan Brovenick
                                              -------------------------
                                              Evan Brovenick, President


      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      SIGNATURE                        TITLE                        DATE
      ---------                        -----                        ----

/S/ EVAN R. BROVENICK          Chief Executive Officer,         March 29, 2002
---------------------          President and Director
Evan R. Brovenick


/S/ DAVID BLECHMAN             Director, Vice President,        March 29, 2002
------------------             Treasurer and Secretary
David Blechman


/S/ ALVIN BROVENICK            Director                         March 29, 2002
-------------------
Alvin Brovenick


/S/ STEVEN ADELSTEIN           Director                         March 29, 2002
--------------------
Steven Adelstein


/S/ ANTHONY JOFFE              Director                         March 29, 2002
-----------------
Anthony Joffe

                         IBX GROUP, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000



                                TABLE OF CONTENTS





Independent Auditors' Reports..............................................F-2

Consolidated Financial Statements:

   Consolidated Balance Sheet at December 31, 2001.........................F-4

   Consolidated  Statements of Operations for the year ended
       December 31, 2001 and 2000..........................................F-5

   Consolidated Statements of Changes in Stockholders' Deficit
       for the year ended December 31, 2001 and 2000.......................F-6

   Consolidated  Statements of Cash Flows for the year ended
       December 31, 2001 and 2000..........................................F-7

Notes to Consolidated Financial Statements.........................F-8 to F-20

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders:
IBX Group, Inc.

We have audited the accompanying consolidated balance sheet of IBX Group, Inc. and Subsidiary as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements as of December 31, 2000 were audited by other auditors whose report dated August 31, 2001 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IBX Group, Inc. and Subsidiary, as of December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company experienced a loss from operations totaling $2,978,671 since inception, has cash used in operations of $175,741 in 2001, has a working capital deficiency of $2,870,224 at December 31, 2001 and is in default on a loan payable and on an Internal Revenue Service installment agreement. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 15, 2002

                       DASZKAL BOLTON MANELA DEVLIN & CO.
                          CERTIFIED PUBLIC ACCOUNTANTS
                   A PARTNERSHIP OF PROFESSIONAL ASSOCIATIONS

       2401 N.W. BOCA RATON BOULEVARD, SUITE 100 BOCA RATON, FLORIDA 33431
                   TELEPHONE (561) 367-1040 FAX (561) 750-3236

JEFFREY A. BOLTON, CPA, P.A.                    MEMBER OF THE AMERICAN INSTITUTE
MICHAEL I. DASZKAL, CPA, P.A.                    OF CERTIFIED PUBLIC ACCOUNTANTS
ROBERT A. MANELA, CPA, P.A.
TIMOTHY R. DEVLIN. CPA, P.A.
MICHAEL S. KRIDEL, CPA, P.A.



                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders PriMed Technologies, LC PriMed Technologies, Inc.

We have audited the accompanying statements of operations, changes in stockholders' deficit and cash flows of PriMed Technologies for the year December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and its cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company experienced a loss from operations in 2000 and 1999 and had negative cash flows form operations for the periods ended December 31, 2000 and 1999. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 10. The financial statements do not include any adjustments that might result form the outcome of this uncertainty.

                                        /S/ DASZKAL BOLTON MANELA DEVLIN & CO.


Boca Raton, Florida
August 31, 2001

                         IBX GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2001

                                     ASSETS

Current assets:
   Cash ......................................................      $     2,191
   Accounts receivable, net of allowance
     for doubtful accounts of $41,112 ........................          111,081
   Other current assets ......................................           15,757
                                                                    -----------

     Total current assets ....................................          129,029

Property and equipment, net ..................................          311,970
                                                                    -----------

     Total assets ............................................      $   440,999
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Loans payable .............................................      $ 1,212,096
   Checks outstanding in excess of bank balances .............          134,235
   Accounts payable ..........................................          375,466
   Accrued expenses ..........................................          208,752
   Payroll taxes payable .....................................          514,726
   Customer deposits .........................................          363,848
   Due to related party ......................................          190,130
                                                                    -----------

     Total current liabilities ...............................        2,999,253

Long-term debt, net of current portion .......................           90,588
                                                                    -----------

     Total liabilities .......................................        3,089,841
                                                                    -----------
Commitments and contingencies

Stockholders' deficit:
   Preferred Stock, $0.005 par value; 5,000,000
     authorized shares; none issued and outstanding ..........                -
   Common stock ($0.005 par value;
     100,000,000 authorized shares
     41,837,500 shares issued and outstanding) ...............          209,189
   Common stock issuable (2,000,000 shares) ..................           10,000
   Additional paid-in capital ................................          250,489
   Accumulated deficit .......................................       (2,978,671)
   Less: Deferred compensation and consulting ................         (139,849)
                                                                    -----------

     Total stockholders' deficit .............................       (2,648,842)
                                                                    -----------

     Total liabilities and stockholders' deficit .............      $   440,999
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                         IBX GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the Year Ended
                                                           December 31,
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------

REVENUES .......................................   $  1,885,322    $  1,246,099
                                                   ------------    ------------

OPERATING EXPENSES:
    Salaries and payroll taxes .................      1,052,357         799,392
    Depreciation and amortization ..............        681,307         130,800
    Professional fees ..........................        245,673          96,049
    Rent .......................................        230,761         208,428
    Other selling, general and administrative ..        703,441         564,246
                                                   ------------    ------------

        Total Operating Expenses ...............      2,913,539       1,798,915
                                                   ------------    ------------

LOSS FROM OPERATIONS ...........................     (1,028,217)       (552,816)
                                                   ------------    ------------

OTHER EXPENSES:
    Settlement expense .........................       (188,834)              -
    Interest expense ...........................       (325,174)       (238,385)
                                                   ------------    ------------

        Total Other Expenses ...................       (514,008)       (238,385)
                                                   ------------    ------------

NET LOSS .......................................   $ (1,542,225)   $   (791,201)
                                                   ============    ============

BASIC AND DILUTED:
      Net Loss Per Common Share: ...............   $      (0.12)   $      (0.07)
                                                   ============    ============

      Weighted Common Shares Outstanding .......     13,150,262      11,550,000
                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                         IBX GROUP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 For the Years Ended December 31, 2001 and 2000

                                                                                                       DEFERRED
                                COMMON STOCK       COMMON STOCK ISSUABLE  ADDITIONAL                 COMPENSATION
                            ---------------------   -------------------    PAID-IN     ACCUMULATED       AND
                              SHARES      AMOUNT     SHARES     AMOUNT     CAPITAL       DEFICIT      CONSULTING      TOTAL
                            ----------   --------   ---------   -------   ----------   ------------   ----------   ------------
Balance at
  January 1, 2000 .......   11,550,000   $ 57,750           -   $     -   $ (57,550)   $  (645,245)   $       -    $  (645,045)

Net loss for the year ...            -          -           -         -           -       (791,201)           -       (791,201)
                            ----------   --------   ---------   -------   ---------    -----------    ---------    -----------

Balance at
  December 31, 2000 .....   11,550,000     57,750           -         -     (57,550)    (1,436,446)           -     (1,436,246)

Recapitalization
  of company ............    2,637,500     13,188           -         -    (181,188)             -            -       (168,000)

Contributed capital .....            -          -           -         -      93,000              -            -         93,000

Sale of common stock ....   10,937,500     54,688           -         -     145,312              -            -        200,000

Common shares issued
  for debt ..............   10,062,500     50,313           -         -     133,687              -            -        184,000

Contingently returnable
  common shares issued
  for services to officer    6,600,000     33,000           -         -      87,686              -     (120,686)             -

Common stock issued
  for services to vendor        50,000        250           -         -         664              -            -            914

Common stock
  issuable for services .            -          -   2,000,000    10,000      28,878              -      (20,593)        18,285

Amortization of
  deferred compensation .            -          -           -         -           -              -        1,430          1,430

Net loss for the year ...            -          -           -         -           -     (1,542,225)           -     (1,542,225)
                            ----------   --------   ---------   -------   ---------    -----------    ---------    -----------

Balance at
  December 31, 2001 .....   41,837,500   $209,189   2,000,000   $10,000   $ 250,489    $(2,978,671)   $(139,849)   $(2,648,842)
                            ==========   ========   =========   =======   =========    ===========    =========    ===========

          See accompanying notes to consolidated financial statements.

                         IBX GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             For the Years
                                                           Ended December 31,
                                                        ------------------------
                                                            2001         2000
                                                        ------------  ----------
Cash flows from operating activities:
  Net loss ...........................................  $(1,542,225)  $(791,201)
  Adjustments to reconcile net loss to net cash
  used in (provided by) operating activities:
    Depreciation and amortization ....................      681,307     130,800
    Gain on sale of equipment ........................            -      (1,935)
    Non-cash compensation and consulting expense .....       20,629           -
    Bad debt expense .................................       25,612           -

    (Increase) decrease in:
      Accounts receivable ............................      (71,947)     25,434
      Other current assets ...........................      (14,157)     (1,600)

    Increase (decrease) in:
      Accounts payable ...............................       28,889     108,615
      Accrued expenses ...............................      103,882     203,202
      Payroll taxes payable ..........................      203,295     238,056
      Customer deposits ..............................      114,515     167,746
      Interest payable ...............................      274,459     230,222
                                                        -----------   ---------

Net cash (used in) provided by operating activities ..     (175,741)    309,339
                                                        -----------   ---------

Cash flows from investing activities:
  Proceeds from sale of equipment ....................            -       4,334
  Software costs and licenses ........................            -    (445,850)
  Purchase of property and equipment .................      (79,783)    (48,006)
                                                        -----------   ---------

Net cash used in investing activities ................      (79,783)   (489,522)
                                                        -----------   ---------

Cash flows from financing activities:
  Proceeds from sale of common stock .................      200,000           -
  Checks outstanding in excess of bank balances ......      101,746      32,489
  Payments on loans ..................................     (202,500)    (55,000)
  Proceeds from loans ................................       92,000           -
  Proceeds from advances from related party ..........       66,469     191,188
                                                        -----------   ---------

Net cash provided by financing activities ............      257,715     168,677
                                                        -----------   ---------

Net increase (decrease) in cash ......................        2,191     (11,506)

Cash at beginning of period ..........................            -      11,506
                                                        -----------   ---------

Cash at end of period ................................  $     2,191   $       -
                                                        ===========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest ...........................................  $    28,000   $       -
                                                        ===========   =========
  Income Taxes .......................................  $         -   $       -
                                                        ===========   =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Liabilities assumed in connection with acquisition .  $   168,000   $       -
                                                        ===========   =========
  Loan payable-related party contributed to capital ..  $    93,000   $       -
                                                        ===========   =========
  Common stock issued for debt .......................  $   184,000   $       -
                                                        ===========   =========
  Common stock issued and issuable for future services  $   141,279   $       -
                                                        ===========   =========

           See accompaning notes to consolidated financial statements.

                         IBX GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company is engaged in providing administrative services (accounting, billing and collection, claims processing, information management), network support and maintenance to clients predominantly in the healthcare sector. In addition, the Company has developed proprietary software and applications with interactive web-enabled multimedia capabilities with which the Company will develop new markets and lines of business.

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

All of the common shares of the company held by 2 officers, which aggregate 11,550,000 shares, and the assets of PriMed are subject to a creditor's lien. The loan to this creditor was in default at December 31, 2001 (see Note 4). Failure to comply with the terms and conditions of the PriMed loan documents could result in a default and the forfeiture of the PriMed Shares to the lender.

On December 19, 2001, the Company settled litigation involving its wholly owned subsidiary, PriMed Technologies, Inc., a Florida corporation ("PriMed"), as a result of which, a material change in control has occurred. During the period from January 17, 2001 to April 3, 2001, a third party advanced the Company $92,000 pursuant to a consulting agreement which stated the Company would issue convertible bonds which are convertible at a 50% of the fair market value of the common stock to be measured as stipulated in the agreement. Pursuant to the terms of the settlement, all of the Bondholders who purchased $92,000 worth of the Bonds converted their Bonds into 10,062,500 shares of the Company's common stock (see Note 6).

PRINCIPLES OF CONSOLIDATION

The consolidated statements include the accounts of IBX Group, Inc. and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated.

                         IBX GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all cash and other demand deposits to be cash and cash equivalents. As of December 31, 2001 and 2000, the Company had no cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, and notes payable approximate their fair market value based on the short-term maturity of these instruments.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are being depreciated using the straight-line method over the estimated useful lives of three to seven years. Leasehold improvements are stated at cost and are being amortized over the lesser of the term of the lease or the estimated useful life of the asset. When assets are retired or otherwise disposed of, the costs and accumulated depreciation are removed from the respective accounts and any related gain or loss is recognized. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful lives of assets are capitalized.

REVENUE RECOGNITION

The Company's current revenue is primarily derived from the administrative services. Software application revenue (from licensing) is recognized in accordance with the terms of the specific agreements, paid upon completion and delivery. Maintenance and support revenues are recognized over the term of the related agreements.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

ADVERTISING

Advertising costs are expensed when incurred.

                         IBX GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of its carrying amount, including the unamortized intangible assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. The Company assesses the recoverability of intangible assets as well as long-lived assets by determining whether the unamortized balances can be recovered through undiscounted future results of the operation or asset.

INCOME TAXES

Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes ("SFAS 109"). Under SFAS 109 deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

STOCK-BASED COMPENSATION

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

                         IBX GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOSS PER COMMON SHARE

Basic earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive due to the Company's net loss. Basic and dilutive EPS does not include the effect of the 6,600,000 contingently returnable shares (see Note 6-Stockholders' Deficit) as they are not considered outstanding for EPS purposes.

RECENT PRONOUNCEMENTS

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

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial statements.

                         IBX GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT PRONOUNCEMENTS (CONTINUED)

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

SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the future implementation of SFAS 144 will not have a material effect on the Company's financial position, results of operations or liquidity.

RECLASSIFICATIONS

Certain amounts previously reported in 2000 have been reclassified to conform to the 2001 presentation.

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2001, property and equipment consisted of the following:

Computer equipment and software   $ 361,742
Furniture and office equipment       75,243
Leasehold improvements ........     152,383
                                  ---------
                                    589,368

Less accumulated depreciation .    (277,398)
                                  ---------
Total                             $ 311,970
                                  =========

Depreciation expense for the years ended December 31, 2001 and 2000 was $117,878 and $100,187, respectively.

                         IBX GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 3 - SOFTWARE DEVELOPMENT COSTS

Under the criteria set forth in SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology. Capitalized software development costs are amortized utilizing the straight-line method over the estimated economic life of the software not to exceed three years.

As of December 31, 2000, such capitalizable software development costs were approximately $598,000, including $45,411 of capitalized interest expense. These costs were being amortized over a period of three years. For the year ended December 31, 2001 and 2000, amortization expense amounted to $199,332 and $30,613, respectively. The Company regularly reviews the carrying value of software development assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software. As of December 31, 2001, the Company determined that the carrying value of its software development was impaired since the software has not generated revenues and future positive cash flows could not be estimated. Accordingly, the Company wrote off all remaining capitalized software costs of $364,097 to amortization expense.

NOTE 4 - NOTES PAYABLE

The Company's borrowings consisted of the following at December 31, 2001:

Loan payable to a third party.  The loan accrues no interest and is payable in monthly  installments of $1,000  beginning
November 1, 2001 for 24 months.  Beginning  November 1, 2003 and  continuing  monthly  thereafter,  the Company shall pay
$3,500  per  month   until   paid  in  full.   The  loan  is
uncollateralized. ..................................................$   104,588

Loan   payable   to  an   individual,   payable  in  various
installments. The loan payable includes accrued interest and is collateralized by the assets of the Company and by shares of common stock held by certain  principal  stockholders and at December 31, 2001, is in default. See (a) below. ................  1,198,096

                                                                    ------------
                                                                      1,302,684

Less: Current portion of loans payable ............................. (1,212,096)
                                                                    ------------
Total ..............................................................$    90,588
                                                                    ============

                         IBX GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 4 - NOTES PAYABLE (CONTINUED)

(a) As of December 31, 2001, the loan payable to an individual amounting $1,198,096 was in default. The officers of the Company have personally guaranteed the loan and have pledged their shares of the Company's common stock as collateral. Additionally, the assets of the Company collateralize the loan. On August 13, 2001, the Company entered into a settlement agreement with this lender whereby the Company agreed to pay to the lender amounts owed of $875,000 plus interest at twenty-five percent (25%) per annum and other fees as follows:

               August 31, 2001 .............   $ 50,000
               September 30, 2001 ..........    200,000
               October 31, 2001 ............     50,000
               November 30, 2001 ...........     50,000
               December 31, 2001 ...........    200,000
               January 31, 2002 ............  Balance due, including interest

As of December 31, 2001, the Company paid $204,500 toward its outstanding balance under the settlement agreement. In addition, the lender has a lien and perfected security interest on 11,550,000 shares of common stock held by certain principal stockholders and is currently holding the stock in escrow pending the payments by the Company.

At December 31, 2001, annual maturities of notes payable was as follows:

                              2002      $1,212,096
                              2003          17,000
                              2004          42,000
                              2005          31,588
                                        ----------

                             Total      $1,302,694
                                        ==========

NOTE 5 - RELATED PARTY TRANSACTIONS

A shareholder/officer of the Company from time to time, advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of December 31, 2001, amounts due to officers of the Company amounted to $190,130. During 2001, the shareholder/officer contributed $93,000 of advances made to equity of the Company, which has been reflected as additional paid-in capital on the accompanying statement of stockholders' deficit.

At December 31, 2001 the Company assumed the debt of an officer relating to a predecessor company lawsuit. During 2001 the Company recognized settlement expense of $88,834 and a related accrued liability at December 31, 2001 of $27,000.

                         IBX GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 6 - STOCKHOLDERS' DEFICIT

COMMON STOCK

On February 19, 2001, the Board of Directors approved an increase in the authorized common shares to 100 million and to increase the Company's authorized preferred shares to 5 million.

During October 2001, the Company issued 50,000 shares of common stock to a consultant for services rendered. The Company valued these common shares at the fair market value on the date of issuance or on the contract date of $914, which has been recorded as consulting expense in the accompanying statement of operations.

During the period from January 17, 2001 and April 3, 2001 a third party advanced the Company $92,000 pursuant to a consulting agreement which stated the Company would issue convertible bonds which are convertible at a 50% of the fair market value of the common stock to be measured as stipulated in the agreement. Pursuant to the terms of the settlement, all of the Bondholders who purchased $92,000 worth of the Bonds converted their Bonds into 10,062,500 shares of the Company's common stock. The common stock was valued at $184,000 on the settlement date resulting in a loss on settlement of $92,000, which was charged to operations.

On December 19, 2001, the Company concluded a private placement of $200,000 in units comprised of an aggregate of 10,937,500 shares of common stock, class A warrants entitling the holders to purchase up to 20,000,000 shares of the Company's common stock, at an exercise price of $0.10 per share; and, class B warrants entitling the holders to purchase up to 20,000,000 shares of the Company's common stock, at an exercise price of $0.20 per share. The class A and B warrants expired on December 31, 2002. The Company is required to file a registration statement registering the shares issuable upon exercise of the warrants.

In connection with an employment agreement, the Company's President has been issued 6,600,000 shares of the Company's common stock, subject to the following restrictions and contingencies: If during the term of the President's employment, the Company has not shown a net pre-tax profit of at least one dollar as determined by the Company's year-end audited financial statements prepared in accordance with generally accepted accounting principles (the "Net Pre-Tax Profit" and "GAAP," respectively), all rights, title and interest in such shares will be forfeited and the President will be required to tender the shares to the Company for cancellation. Until such time as the Company has generated a Net Pre-Tax Profit, the President will have no right to vote the shares nor may he have the right to pledge, encumber, hypothecate or in any way transfer the shares. The Company valued these common shares at the fair market value on the date of issuance or on the contract date of $120,686, which will be charged to operations when earned. Accordingly, the Company has recorded deferred compensation of $120,686 as of December 31, 2001 related to these shares.

                         IBX GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 6 - STOCKHOLDERS' DEFICIT (CONTINUED)

COMMON STOCK

During December 2001, the Company agreed to issue 1,000,000 shares of common stock to employees and consultant for services rendered. The Company valued these common shares at the fair market value on the contract date of $18,285, which has been recorded as compensation of $2,285 and consulting expense of $16,000 in the accompanying statement of operations. As of December 31, 2001, the shares had not been issued. The shares are included in common stock issuable at December 31, 2001.

During November 2001, the Company entered into consulting agreements for investor relation services and business advisory services to be rendered. As compensation for services, the Company shall issue an aggregate of 1,000,000 shares of common stock to these consultants. Under one agreement, 750,000 common shares are to be issued and the term is December 1, 2001 to November 30, 2002. Under the other agreement, 250,000 common shares are to be issued and the term is November 12, 2001 to November 11, 2004. In addition, under this agreement, 250,000 common stock options were granted with an exercise price of $.01 per share expiring in five years. The Company valued these common shares and options at the fair market value on the contract date of $20,593, which will be amortized over the service periods. As of December 31, 2001, the shares had not been issued. The shares are included in common stock issuable at December 31, 2001. Accordingly, the Company has recorded deferred consulting of $19,163 and non-cash compensation of $1,430 as of December 31, 2001 related to these shares and options.

During September 2001, the Company granted options to purchase 250,000 shares of common stock to a director at an exercise price of $.50 per share. These options expire on December 31, 2006. No compensation expense was recognized since the exercise price exceeded the fair market value of the stock on the date of grant.

On December 19, 2001, the Company's President was issued 2,000,000 class C Warrants and 2,000,000 class D Warrants. The class C Warrants are similar to the class A Warrants and the class D Warrants are similar to the Class B Warrants except that the Class D Warrants do not have any registration rights. The President has assigned 1,000,000 Class C Warrants to a director of the Company and 1,000,000 Class C Warrants to non-affiliates of the Company.

In accordance with SFAS 123, for options issued to employees, the Company applies APB Opinion No. 25 and related interpretations in accounting for options issued to employees. Accordingly, no compensation cost has been recognized for options issued as of December 31, 2001 since the exercise price exceeded the fair market value of the common stock. Had compensation cost for the Company's stock-based compensation plan been determined on the fair value at the grant dates for awards under that plan, consistent with Statement of Accounting Statndards No. 123, "Accounting for Stock Based Compensation" (Statement No.
123), the Company's net loss for the year ended December 31, 2001 would not have changed.

A summary of outstanding options and warrants at December 31, 2001 are as follows:
                                      Shares
                      Underlying     Range of       Remaining    Average
                      Options &      Exercise      Contractual   Exercise
                       Warrants       Prices           Life       Price
                      ----------------------------------------   --------
  Outstanding at
  December 31, 2000            -         -              -            -
  Granted .........   44,500,000   $0.01 - $0.50    1-5 years     $ 0.15
  Exercised .......            -         -              -            -
                      ----------   -------------   -----------   --------
  Outstanding at
  December 31, 2001   44,500,000   $0.01 - $0.50    1-5 years     $ 0.15
                      ==========   =============   ===========   ========

                         IBX GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 6 - STOCKHOLDERS' DEFICIT (CONTINUED)

COMMON STOCK (CONTINUED)

The following table summarizes information about stock options and warrants outstanding at December 31, 2001:

                                                         Options and Warrants
             Options and Warrants Outstanding                 Exercisable
    -------------------------------------------------   ----------------------
                   Number       Weighted                  Number
      Range      Outstanding     Average     Weighted   Exercisable   Weighted
       of            at         Remaining    Average        at        Average
     Exercise     December     Contractual   Exercise    December     Exercise
      Price       31, 2001        Life        Price      31, 2001      Price
    ----------   -----------   -----------   --------   -----------   --------
    $   0.50         250,000   5.00 Years    $  0.50        250,000   $  0.50

     0.10-0.20    40,000,000   1.00 Year        0.15     20,000,000      0.15

     0.10-0.20     4,000,000   5.00 Years       0.15      2,000,000      0.15

        0.01        250,000    4.92 Years       0.01        250,000      0.01
                 -----------                 --------   -----------   --------
                  44,500,000                 $  0.15     44,500,000   $  0.15
                 ===========                 ========   ===========   ========

NOTE 7 - INCOME TAXES

There was no current income tax provision for the years ended December 31, 2001 and 2000 due to the Company's net loss. At December 31, 2001, the Company had net operating loss carry forwards of approximately $2,315,000 for income tax purposes, available to offset future taxable income expiring on various dates through 2021. Usage of the net operating losses may be limited due to the Company's change in ownership, which occurred in December 2001. The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2001 and 2000 (computed by applying the Federal Corporate tax rate of 34 percent to loss before taxes), as follows:

                                          2001          2000
                                       ----------    ----------
  Deferred tax assets:
  Computed "expected" tax expense ..   $(524,357)    $(269,008)
  (benefit)
  State income taxes ...............     (84,822)      (43,516)
  Non-deductible stock based .......       8,148             -
  compensation
  Effect of net operating loss carry     601,031       312,524
  forwards
                                       ----------    ----------
                                               -             -
                                       ==========    ==========

                         IBX GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 7 - INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2001 are as follows:

                                     2001
                                  ---------
Deferred tax assets:
Net operating loss carryforward ..$ 914,425
Stock based compensation..........    8,148
                                  ---------

Total gross deferred tax assets     922,573
Less valuation allowance.......... (922,573)
                                  ---------

Net deferred tax assets...........$       -
                                  =========

The valuation allowance at December 31, 2000 was 312,524. The increase during 2001 was $610,049.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portions or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or changes in ownership or business during the periods in which the temporary differences become deductible. Due to the Company's continuing losses and recent change in ownership, it is more likely than not that the deferred tax assets will not be realized.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

The Company leases its office facility under various non-cancelable operating leases payable in monthly installments. Total lease expense for the period ended December 31, 2001 and 2000 was $230,761 and $208,428, respectively, net of rent included in capitalized software of $40,000 in 2000.

Future minimum lease payments as of December 31, 2001 are as follows:

                  2002               $ 265,229
                  2003                 274,636
                  2004                 284,752
                  2005                 195,024
       Total future minimum lease    $
                                     ---------
                payments             1,019,641
                                     =========

                         IBX GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

LITIGATION

The Company was party to a legal proceeding with its major creditor. A settlement was reached in December 2000. The Company renegotiated the terms of the settlement agreement and on August 13, 2001, the Company entered into a new settlement agreement relating to this legal action. As of December 31, 2001, principal and accrued interest amounting to $1,212,096 is included in the accompanying consolidated financial statements as a loan payable. As of December 31, 2001, the Company was in default of this settlement agreement

The Company is involved in various claims and legal proceedings brought against the Company arising in the normal course of business. The Company has accrued estimated amounts related to these matters and do not believe that the ultimate outcome will have a materially adverse effect on the Company's financial position, results of operations, or liquidity.

INSTALLMENT AGREEMENT WITH INTERNAL REVENUE SERVICE

The Company entered into an installment agreement with the U.S. Internal Revenue Service (IRS) in March 2001 relating to unpaid payroll taxes. As of December 31, 2001, the Company is in default on this agreement. In event of default, the IRS has the right to file a notice of Federal tax lien. At December 31, 2001, accrued payroll taxes and estimated accrued interest and penalties aggregated $514,726.

EMPLOYMENT AGREEMENT

On December 19, 2001, the Company entered into an employment agreement with its President for a period ending on December 31, 2006. As compensation for his services, the President will receive in year one an annual base compensation of $125,000. Subject to the continuing approval of the Company, the annual base salary in each succeeding year will be equal to at least 110% of the annual base salary from the prior year. Compensation will be paid no less frequently than monthly or in such increments as are regularly paid by the Company to other employees.

In addition to the monthly compensation, the President has been issued 6,600,000 shares of the Company's common stock, subject to certain restrictions and contingencies (see Note 6). Subject to the prior approval of the Company, the President will also be entitled to such other bonuses based upon the Company's performance as determined in the sole and absolute discretion of the Company; will be offered health insurance coverage at no cost to the President; be entitled to participate in such employee benefit programs as are offered by the Company to other employees; be entitled to an annual paid vacation of three weeks per year plus five personal days per year, and any vacation time not used may be accrued to the following year if the President remains employed with the Company. The President will also be reimbursed for out-of-pocket expenses incurred by him in the performance of his job responsibilities. However, any reimbursable expenses in excess of $1,000 must first be approved by the Company.

                         IBX GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

EMPLOYMENT AGREEMENT (CONTINUED)

The initial term of the agreement will commence as of the date of the agreement, and will continue until December 31, 2006. The Company will have the right to terminate the agreement for good cause or by reason of the President's disability on thirty days prior written notice to the President. If such termination is for good cause or by reason of the President's disability, a notice of termination specifying the nature of the good cause or disability, as the case may be, will be given the President. If the President is terminated for any other reason than good cause, the Company will be obligated to pay the President a severance payment of the greater of $100,000 or the remaining sums due under the agreement.

NOTE 9 - CONCENTRATION OF CREDIT RISK

CUSTOMER SALES AND ACCOUNTS RECEIVABLE

The Company sells its services predominantly within Palm Beach, Dade and Broward Counties, Florida. The Company performs ongoing credit evaluations of its customers' financial conditions and, generally, requires no collateral from its customers. The Company's three largest customers accounted for approximately 63% and 64% of sales and approximately 78% and 61% of accounts receivable for the periods ended December 31, 2001 and 2000, respectively.

NOTE 10 - MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

As reflected in the accompanying consolidated financial statements, the Company incurred net losses since inception of $2,978,671, has cash used in operations of $175,741 in 2001, has a working capital deficiency of $2,870,224 at December 31, 2001, and is in default on a loan payable and on an IRS installment agreement relating to unpaid payroll taxes. The ability of the Company to continue as a going concern is dependent on achieving profitable operations and obtaining additional equity and/or debt financing. In 2001, the Company entered into two contracts with Health Service organizations. The Company is to assist in the recovery and collection of the organizations' significant accounts receivable, and will be compensated as a percentage of the monies collected.

There can be no assurance that the Company's efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. No estimate has been made should management's plan be unsuccessful.

NOTE 11 - SUBSEQUENT EVENTS

During January through March 2002, the Company received $62,000 in loans from stockholders. In March 2002, the Company received $23,000 in loans from parties related to a director. These loan payable balances are to be applied to the purchase of common stock pursuant to any future exercise of common stock warrants held by such stockholders.