Form 10QSB
period 2002-03-31
IBX GROUP INC
filed 2002-05-15
CIK 1113677

United States
                       Securities and Exchange Commission
                              Washington D.C. 20549


                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:       March 31, 2002
Commission file number:             333-36666



                                 IBX GROUP, INC.
             (Exact name of registrant as specified in its charter)


      Florida                                         65-0969433
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                  Identification No.)



                              350 N.W. 12th Avenue
                         Deerfield Beach, Florida 33442
                    (Address of principal executive offices)
                                   (Zip code)

                                 (561) 998-3020
              (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X     No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 1, 2002: 43,837,500 shares of common stock, $.005 par value per share.

                         IBX GROUP, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2002
                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

    Item 1 - Consolidated Financial Statements

    Consolidated Balance Sheet (Unaudited)
             March 31, 2002....................................................3
    Consolidated Statements of Operations (Unaudited)
             For the Three Months Ended March 31, 2002 and 2001................4
    Consolidated Statements of Cash Flows (Unaudited)
             For the Three Months Ended March 31, 2002 and 2001................5

    Notes to Consolidated Financial Statements (Unaudited)...................6-9

    Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................10-12


PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings................................................13

    Item 4 - Submission of Matters to a Vote of Security Holders..............13

    Item 6 - Exhibits and Reports on Form 8-K.................................13

    Signatures................................................................14

                         IBX GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2002
                                   (Unaudited)


                                     ASSETS

Current assets:
  Cash ............................................................ $    17,663
  Accounts receivable, net of allowance for
   doubtful accounts of $41,112 ...................................     376,843
  Other current assets ............................................      53,931
                                                                    -----------

      Total current assets ........................................     448,437

Property and equipment, net .......................................     307,994
                                                                    -----------

      Total assets ................................................ $   756,431
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Loan payable .................................................... $ 1,222,783
  Loans payable - related parties .................................     102,514
  Checks outstanding in excess of bank balances ...................      55,278
  Accounts payable ................................................     525,880
  Accrued expenses ................................................     106,387
  Payroll taxes payable ...........................................     644,854
  Customer deposits ...............................................     580,574
  Due to related party ............................................     162,540
                                                                    -----------

      Total current liabilities ...................................   3,400,810

Long-term debt, net of current portion ............................      87,588
                                                                    -----------

      Total liabilities ...........................................   3,488,398
                                                                    -----------

Commitments and contingencies

Stockholders' deficit:
  Preferred Stock, $0.005 par value; 5,000,000 authorized shares;
    none issued and outstanding ...................................           -
  Common stock ($0.005 par value; 100,000,000 authorized shares
    41,837,500 shares issued and outstanding) .....................     209,189
  Common stock issuable (2,000,000 shares) ........................      10,000
  Additional paid-in capital ......................................     250,489
  Accumulated deficit .............................................  (3,071,831)
  Less: Deferred compensation and consulting ......................    (129,814)
                                                                    -----------

      Total stockholders' deficit .................................  (2,731,967)
                                                                    -----------

      Total liabilities and stockholders' deficit ................. $   756,431
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                         IBX GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       For the Three Months
                                                         Ended March 31,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------

REVENUES .......................................   $    600,934    $    347,200
                                                   ------------    ------------


OPERATING EXPENSES:
    Salaries and payroll taxes .................        291,332         205,838
    Depreciation and amortization ..............         28,111          77,093
    Professional fees ..........................         53,801          78,359
    Rent .......................................         51,902          64,309
    Other selling, general and administrative ..        189,584         190,688
                                                   ------------    ------------

        Total Operating Expenses ...............        614,730         616,287
                                                   ------------    ------------

LOSS FROM OPERATIONS ...........................        (13,796)       (269,087)
                                                   ------------    ------------

OTHER EXPENSES:
    Settlement expense .........................              -        (100,000)
    Interest expense ...........................        (79,364)       (105,000)
                                                   ------------    ------------

        Total Other Expenses ...................        (79,364)       (205,000)
                                                   ------------    ------------

NET LOSS .......................................   $    (93,160)   $   (474,087)
                                                   ============    ============

BASIC AND DILUTED:
      Net Loss Per Common Share: ...............   $      (0.00)   $      (0.04)
                                                   ============    ============

      Weighted Common Shares Outstanding .......     37,237,500      11,550,000
                                                   ============    ============

          See accompanying note to consolidated financial statements.

                         IBX GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Three Months
                                                             Ended March 31,
                                                          ----------------------
                                                             2002        2001
                                                          ----------  ----------
Cash flows from operating activities:
   Net loss ............................................  $ (93,160)  $(474,087)
   Adjustments to reconcile net loss to net cash
   used in (provided by) operating activities:
     Depreciation and amortization .....................     28,111      77,093
     Non-cash compensation and consulting expense ......     10,035           -

     (Increase) decrease in:
       Accounts receivable .............................   (265,762)    (55,179)
       Other current assets ............................    (38,174)    (37,470)

     Increase (decrease) in:
       Accounts payable ................................    150,414       3,442
       Accrued expenses ................................   (142,365)     14,130
       Payroll taxes payable ...........................    170,128      58,971
       Customer deposits ...............................    216,726      99,241
       Deferred revenue ................................          -      20,000
       Interest payable ................................     55,201      82,634
                                                          ---------   ---------

Net cash (used in) provided by operating activities ....     91,154    (211,225)
                                                          ---------   ---------
Cash flows from investing activities:
   Purchase of property and equipment ..................    (24,135)     (6,758)
                                                          ---------   ---------

Net cash used in investing activities ..................    (24,135)     (6,758)
                                                          ---------   ---------
Cash flows from financing activities:
   Checks outstanding in excess of bank balances .......    (78,957)     37,334
   Payments on loans payable ...........................    (30,000)    (13,500)
   Proceeds from loans - related parties ...............     85,000      92,000
   Proceeds from (payments on) advances
     from related party ................................    (27,590)    102,149
                                                          ---------   ---------

Net cash (used in) provided by financing activities ....    (51,547)    217,983
                                                          ---------   ---------

Net increase in cash ...................................     15,472           -

Cash at beginning of period ............................      2,191           -
                                                          ---------   ---------

Cash at end of period ..................................  $  17,663   $       -
                                                          =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
   Interest ............................................  $       -   $       -
                                                          =========   =========
   Income Taxes ........................................  $       -   $       -
                                                          =========   =========

          See accompaning notes to consolidated financial statements.

                         IBX GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (UNAUDITED)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and consolidated operating results for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements of IBX Group, Inc. for the year ended December 31, 2001 and 2000 and notes thereto contained in the Report on Form 10-KSB as filed with the Securities and Exchange Commission . The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results for the full fiscal year ending December 31, 2002.

                         IBX GROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2002
                                   (UNAUDITED)

NOTE 2 - LOAN PAYABLE

The Company's borrowings consisted of the following at March 31, 2002:

Loan payable to an individual, payable in various
installments. The loan payable includes accrued interest and is collateralized by the assets of the Company and at March
31, 2002, is in default. See (a) below .....................          1,222,783

Less: Current portion of loans payable .....................         (1,222,783)
                                                                    -----------

Total ......................................................        $         -
                                                                    ===========

(a) As of March 31, 2002, the loan payable to an individual amounting $1,222,783 was in default and includes accrued interest payable of $347,783. The officers of the Company have personally guaranteed the loan and have pledged their shares of the Company's common stock as collateral. Additionally, the assets of the Company collateralize the loan.

NOTE 3 - LOANS PAYABLE - RELATED PARTIES

At March 31, 2002, loans payable - related parties consisted of the following:

Loan payable to a company controlled by a director. The loan accrues no interest and is payable in monthly installments
of $1,000 beginning November 1, 2001 for 24 months.
Beginning November 1, 2003 and continuing monthly
thereafter, the Company shall pay $3,500 per month until
paid in full. The loan is uncollateralized. ..........................$ 104,588

Loans payable to majority shareholders of the Company and
other related party (including interest of $514), bearing
interest at prime plus 2% (6.75% at March 31, 2002), secured by assets of the Company and payable on the 365th day
following the date of the loan. ......................................   85,514
                                                                      ---------
                                                                        190,102

Less: Current portion of loans payable ............................... (102,514)
                                                                      ---------

Total ................................................................$  87,588
                                                                      =========

                         IBX GROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2002
                                   (UNAUDITED)

NOTE 4 - INCOME (LOSS) PER SHARE

Basic earnings per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. At March 31, 2002, there were options and warrants to purchase 44,500,000 shares of common stock, which could potentially dilute future earnings per share.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. The Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations or cash flows.

                         IBX GROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2002
                                   (UNAUDITED)


NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

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


NOTE 6 - RELATED PARTY TRANSACTIONS

Certain officers/shareholders of the Company from time to time, advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of March 31, 2002, amounts due these officers/shareholders of the Company amounted to $162,540.

NOTE 7 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company incurred net losses since inception of $3,071,831, has cash provided by operations of $91,154 for the three months ended March 31, 2002, has a working capital deficiency of $2,952,373 at March 31, 2002, and is in default on a loan payable and on an IRS installment agreement relating to unpaid payroll taxes. The ability of the Company to continue as a going concern is dependent on achieving profitable operations and obtaining additional equity and/or debt financing. In 2001, the Company entered into two contracts with Health Service organizations. The Company is to assist in the recovery and collection of the organizations' significant accounts receivable, and will be compensated as a percentage of the monies collected.

There can be no assurance that the Company's efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. No estimate has been made should management's plan be unsuccessful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements of IBX Group, Inc. for the year ended December 31, 2001 and 2000 and notes thereto contained in the Report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Revenues

Revenues are generated from our administrative services (accounting, billing and collection, claims processing, information management). Revenues for the three months ended March 31, 2002 were $600,934 as compared to revenues for the three months ended March 31, 2001 of $347,200, an increase of $253,734 or 73%. The increase was due to the signing of two new service agreements for collection services with major health care facilities in March and June 2001, respectively. These contracts are for a one year term and are renewable annually.

Operating Expenses

Salaries and payroll taxes were $291,332 for the three months ended March 31 2002 as compared to $205,838 for the three months ended March 31, 2001. Salaries, which consist of salaried and hourly employees, include staff used for our administrative services, our technical development staff, marketing staff and office personnel. Overall, salary and payroll expenses increased by $85,494. The increase is substantially attributable to an increase in billing and collections staff required to service our new contracts.

Depreciation and amortization expense for the three months ended March 31, 2002 was $28,111 as compared to $77,093 for the three months ended March 31, 2001. For the three months ended March 31, 200 and 2001, amortization expense amounted to $0 and $49,833, respectively. We regularly review the carrying value of software development assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software. As of December 31, 2001, we determined that the carrying value of our software development was impaired since the software has not generated revenues and future positive cash flows could not be estimated. Accordingly, in 2001, we wrote off all remaining capitalized software costs. Depreciation expense, related to our property and equipment, for the three months ended March 31, 2002 and 2001 was $28,111 and $27,260, respectively.

Professional fees were $53,801 for the three months ended March 31, 2002 as compared to $78,359 for the three months ended March 31, 2001. In the first quarter of 2001, we incurred increased accounting fees in connection with the audit of our financial statements for the year ended December 31, 2000.

Rent expense was $51,902 for the three months ended March 31, 2002 as compared to $64,309 for the three months ended March 31, 2001. Currently, we offset our rent expense by subleasing office space to certain individuals on a month-to-month basis.

Other selling, general and administrative expenses, which include advertising, insurance, contract labor, consulting expense, travel and entertainment, and other expenses, were $189,584 for the three months ended March 31, 2002 as compared to $190,688 for the three months ended March 31, 2001. Overall, other selling, general and administrative expenses decreased by $1,104. The net decrease is attributable to increased advertising and health insurance expense offset by a decrease in telephone and other expenses due to cost cutting measures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest expense was $79,364 for the three months ended March 31, 2002 as compared to $105,000 for the three months ended March 31, 2001. In 2001, we accrued additional interest on a loan, which was related to our year ended December 2000.

As a result of these factors, we reported a net loss of $93,160 or $(.00) per share for the three months ended March 31, 2002 as compared to a net loss of $474,087 or ($.04) per share for the three months ended March 31, 200.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, we had a stockholders' deficit of $2,731,967. Since our inception, we have incurred losses of $3,071,831. Our operations and growth have been funded from loans from third parties amounting to approximately $1,050,000, advances by our majority shareholder and officer, and the sale of common stock for proceeds of $200,000. These funds were used for working capital and capital expenditures.

We entered into an installment agreement with the U.S. Internal Revenue Service
(IRS) in March 2001 relating to unpaid payroll taxes. As of March 31, 2002, we are in default on this agreement. In event of default, the IRS has the right to file a notice of Federal tax lien. At March 31, 2002, accrued payroll taxes and estimated accrued interest and penalties aggregated $644,854.

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

Net cash provided by operations during the three months ended March 31, 2002 was $91,154 as compared net cash used in operations of $(211,225) in the comparable prior period.

Net cash used in investing activities during the three months ended March 31, 2002 was $(24,135) compared to net cash used in investing activities of $(6,758) for the three months ended March 31, 2001. This difference was primarily attributable to our investment in additional computers and software licenses during the three months ended March 31, 2002.

Net cash used in financing activities for the three months ended March 31, 2002 was $(51,547) as compared to net cash provided by financing activities of $217,983 for the three months ended March 31, 2001. During the three months ended March 31, 2002, we received proceeds from related party loans of $85,000 offset by cash used for repayment of related party advances of $27,590, repayment of loans payable of $30,000, and the repayment of negative bank balances of $78,957. During the three months ended March 31, 2001, we received proceeds from loan and related party advances of $194,149 and had checks outstanding in excess of bank balances of $37,334 offset by cash used to repay loans payable of $13,500.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         We filed a lawsuit against a former vendor for breach of contract and fraud regarding the non-exclusive use of a certain source code. The vendor counter-sued us for copyright infringement (American Technology, et al. v. PriMed Technologies et al., Case No. 00-8285-CIV-RYSKAMP). Subsequent to December 31, 2000, we reached a settlement agreement that provided for ten equal monthly payments by us in the amount of $12,500 to the former vendor and the former vendor shall permit us to use the software source codes until December 31, 2001. The $125,000 has been accrued as of March 31, 2002. We are currently in default of the settlement agreement.

         The Company was party to a legal proceeding with its major creditor (William Dudziak v. PriMed Technologies, L.C., Evan Brovenick, et al., Case No. CL 00-7488AO). A settlement was reached in December 2000, in which payments on the loan are to be made by the chief executive officer of the Company. We renegotiated the terms of our settlement agreement and on August 13, 2001, we entered into a new settlement agreement relating to this legal action. As of March 31, 2002, principal and accrued interest amounting $1,222,783 is included in the accompanying consolidated financial statements as a loan payable. As of October 31, 2001, we in default of this settlement agreement

         We are involved in various claims and legal proceedings brought against the Company arising in the normal course of business. We have accrued estimated amounts related to these matters and do not believe that the ultimate outcome will have a materially adverse effect on the Company's financial position, results of operations, or liquidity.

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         None

    (b)  Reports on Form 8-K

         On January 3, 2002, the Company filed a Report on Form 8-K disclosing a Change in Control and Other Information.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          IBX GROUP, INC.


Dated:      May 15, 2002            By:   /s/ Evan Brovenick
                                          ------------------
                                          Evan Brovenick,
                                          Chief Executive Officer,
                                          President and Director


Dated:      May 15, 2002            By:   /s/ Alvin Brovenick
                                          -------------------
                                          Alvin Brovenick,
                                          Chief Operating Officer
                                          and Director