Form 10QSB
period 2002-06-30
IBX GROUP INC
filed 2002-08-14
CIK 1113677

United States
                       Securities and Exchange Commission
                              Washington D.C. 20549


                                   FORM 10-QSB





             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               June 30, 2002
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

                                     Yes   x     No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 1, 2002: 38,961,746 shares of common stock, $.005 par value per share.

                         IBX GROUP, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2002
                                      INDEX



                                                                           Page

PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet (Unaudited)
        June 30, 2002....................................................     3
      Consolidated Statements of Operations (Unaudited)
        For the Three and Six Months Ended June 30, 2002 and 2001........     4
      Consolidated Statements of Cash Flows (Unaudited)
        For the Six Months Ended June 30, 2002 and 2001..................     5

      Notes to Consolidated Financial Statements (Unaudited)............    6-9

      Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................  10-12


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings........................................     13

      Item 4 - Submission of Matters to a Vote of Security Holders......     13

      Item 6 - Exhibits and Reports on Form 8-K.........................     13

      Signatures........................................................     14

                         IBX GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 2002
                                   (Unaudited)



                                     Assets

Current assets:
   Cash                                                               $ 169,936
   Accounts receivable, net of allowance for
     doubtful accounts of $41,112                                       171,276
   Other current assets                                                  65,669
                                                                      ----------

           Total current assets                                         406,881

Property and equipment, net                                             286,939
                                                                      ----------

           Total assets                                               $ 693,820
                                                                      ==========

                      Liabilities and Stockholders' Deficit

Current liabilities:
   Loan payable                                                     $ 1,197,471
   Checks outstanding in excess of bank balances                        182,486
   Accounts payable                                                     445,820
   Accrued expenses                                                      75,654
   Payroll taxes payable                                                688,585
   Customer deposits                                                    405,721
   Due to related party                                                 120,396
                                                                     -----------

           Total current liabilities                                  3,116,133
                                                                     -----------

Commitments and contingencies

Stockholders' deficit:
   Preferred Stock, $0.005 par value; 5,000,000 authorized shares;
       none issued and outstanding                                            -
   Common stock ($0.005 par value; 100,000,000 authorized shares
       46,961,746 shares issued and outstanding)                        234,810
   Additional paid-in capital                                           524,792
   Accumulated deficit                                               (3,042,067)
   Less: Deferred compensation and consulting                          (119,778)
   Less: StStockusubscriptionereceivable                                (20,070)
                                                                     -----------

           Total stockholders' deficit                               (2,422,313)
                                                                     -----------

           Total liabilities and stockholders' deficit               $  693,820
                                                                     ===========









          See accompanying notes to consolidated financial statements.

                                                IBX GROUP, INC. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF OPERATIONS





                                                     For the Three Months Ended                     For the Six Months Ended
                                                               June 30,                                     June 30,
                                                  ---------------------------------   ----------------------------------------------
                                                         2002             2001                    2002                      2001
                                                  ----------------  ---------------   ---------------------   ----------------------
REVENUES                                          $       745,613   $      305,267    $          1,346,547    $             652,467
                                                  ----------------  ---------------   ---------------------   ----------------------


OPERATING EXPENSES:
    Salaries and payroll taxes                            303,442          225,676                 594,774                  431,514
    Depreciation and amortization                          28,621           76,833                  56,732                  153,926
    Professional fees                                      30,803           34,038                  84,604                  112,397
    Rent                                                   53,898           65,241                 105,800                  129,550
    Other selling, general and administrative             222,163          201,249                 411,747                  391,937
                                                  ----------------  ---------------   ---------------------   ----------------------

        Total Operating Expenses                          638,927          603,037               1,253,657                1,219,324
                                                  ----------------  ---------------   ---------------------   ----------------------

LOSS FROM OPERATIONS                                      106,686         (297,770)               92,890                   (566,857)
                                                  ----------------  ---------------   ---------------------   ----------------------

OTHER EXPENSES:
    Settlement expense                                          -                -                       -                 (100,000)
    Interest expense                                      (76,922)        (105,000)               (156,286)                (210,000)
                                                  ----------------  ---------------   ---------------------   ----------------------

        Total Other Expenses                              (76,922)        (105,000)               (156,286)                (310,000)
                                                  ----------------  ---------------   ---------------------   ----------------------

NET INCOME (LOSS)                                 $        29,764   $     (402,770)   $            (63,396)   $            (876,857)
                                                  ================  ===============   =====================   ======================

BASIC AND DILUTED:
      Net Income (Loss) Per Common Share:         $          0.00   $        (0.03)   $              (0.00)   $               (0.08)
                                                  ================  ===============   =====================   ======================

      Weighted Common Shares Outstanding               37,237,500       11,550,000              37,237,500               11,550,000
                                                  ================  ===============   =====================   ======================














                                   See accompanying note to consolidated financial statements.
                                                               -4-

                                              IBX GROUP, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                   For the six Months
                                                                                                      Ended June 30,
                                                                                        --------------------------------------------
                                                                                                2002                   2001
                                                                                        ---------------------  ---------------------
Cash flows from operating activities:
     Net loss                                                                           $            (63,396)  $           (474,087)
     Adjustments to reconcile net loss to net cash
     used in (provided by) operating activities:
         Depreciation and amortization                                                                56,732                 77,093
         Non-cash compensation and consulting expense                                                 20,071                      -
         Interest expense                                                                              1,752                      -

         (Increase) decrease in:
            Accounts receivable                                                                      (60,195)               (55,179)
            Other current assets                                                                     (49,912)               (37,470)

         Increase (decrease) in:
            Accounts payable                                                                          70,354                  3,442
            Accrued expenses                                                                        (173,098)                14,130
            Payroll taxes payable                                                                    213,859                 58,971
            Customer deposits                                                                         41,873                 99,241
            Deferred revenue                                                                               -                 20,000
            Interest payable                                                                         109,889                 82,634
                                                                                        ---------------------  ---------------------

Net cash (used in) provided by operating activities                                                  167,929               (211,225)
                                                                                        ---------------------  ---------------------

Cash flows from investing activities:
     Purchase of property and equipment                                                              (31,701)                (6,758)
                                                                                        ---------------------  ---------------------

Net cash used in investing activities                                                                (31,701)                (6,758)
                                                                                        ---------------------  ---------------------

Cash flows from financing activities:
     Checks outstanding in excess of bank balances                                                    48,251                 37,334
     Payments on loans payable                                                                      (110,000)               (13,500)
     Proceeds from loans - related parties                                                           163,000                 92,000
     Proceeds from (payments on) advances from related party                                         (69,734)               102,149
                                                                                        ---------------------  ---------------------

Net cash provided by financing activities                                                             31,517                217,983
                                                                                        ---------------------  ---------------------

Net increase (decrease) in cash                                                                      167,745                      -

Cash at beginning of period                                                                            2,191                      -
                                                                                        ---------------------  ---------------------

Cash at end of period                                                                   $            169,936   $                  -
                                                                                        =====================  =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest                                                                           $                  -   $                  -
                                                                                        =====================  =====================
     Income Taxes                                                                       $                  -   $                  -
                                                                                        =====================  =====================





                                    See accompaning notes to consolidated financial statements.
                                                                 -5-

                         IBX GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (UNAUDITED)



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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and consolidated operating results for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements of IBX Group, Inc. for the year ended December 31, 2001 and 2000 and notes thereto contained in the Report on Form 10-KSB as filed with the Securities and Exchange Commission . The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results for the full fiscal year ending December 31, 2002.

                         IBX GROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2002
                                   (UNAUDITED)




NOTE 2 - LOAN PAYABLE

The Company's borrowings consisted of the following at June 30, 2002:

Loan payable to an individual,  payable in various  installments.
The loan payable includes accrued interest and is  collateralized by the assets of the Company and at June,  2002, is in default.
See (a) below.                                                        1,197,471

Less: Current portion of loans payable                               (1,197,471)
                                                                    ------------

Total                                                               $         -
                                                                    ============

(a) As of June 30, 2002, the loan payable to an individual amounting $1,197,471 was in default and includes accrued interest payable of $322,471. The officers of the Company have personally guaranteed the loan and have pledged their shares of the Company's common stock as collateral. Additionally, the assets of the Company collateralize the loan.


NOTE 3- INCOME (LOSS) PER SHARE

Basic earnings per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. At June 30, 2002, there were options and warrants to purchase 41,375,757 shares of common stock, which could potentially dilute future earnings per share.


NOTE 4 - RELATED PARTY TRANSACTIONS

Certain officers/shareholders of the Company from time to time, advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of June 30, 2002, amounts due these officers/shareholders of the Company amounted to $120,396.

                         IBX GROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2002
                                   (UNAUDITED)


NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements:

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

Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounting for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The implementation of SFAS 142 on January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

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


Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations", pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The implementation of SFAS 144 on January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

                         IBX GROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2002
                                   (UNAUDITED)



NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock

As a material subsequent event, in August 2002, the Company designated 300,000 shares of its authorized preferred stock as Class A Non-Voting Convertible Preferred Stock ("Class A Preferred"). Each share of Class A Preferred is convertible into 100 shares of common stock. A holder of Class A Preferred may not convert shares if such conversion would result in such holder owning in excess of 4.9% of the Company's common stock. In August 2002, 80,000 shares of Class A Stock were issued in exchange for 8,000,000 shares of common stock.

Common Stock

In June 2002, majority shareholders of the Company exercised warrants to purchase 942,366 shares of common stock at $.10 per share in exchange for loans payable amounting to $94,237 (including interest of $2,237).

In June 2002, a director and shareholder of the Company exercised warrants to purchase 1,931,880 shares of common stock at $.10 per share in exchange for loans payable amounting to $175,618 and a subscription receivable of $17,570.

In June 2002, 2,000,000 common shares previously issuable were issued.

In June 2002, stock options were exercised to purchase 250,000 shares of common stock at $.01 per share for a subscription receivable of $2,500.

As a material subsequent event, in August 2002, a principal shareholder of the Company converted 8,000,000 shares of common stock into 80,000 shares of Class A Non-Voting Convertible Preferred Stock.

NOTE 7 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company incurred net losses since inception of $3,042,067, has cash provided by operations of $167,929 for the six months ended June 30, 2002, has a working capital deficiency of $2,709,252 at June 30, 2002, and is in default on a loan payable. Additionally, the Company has an IRS installment agreement relating to unpaid payroll taxes. The ability of the Company to continue as a going concern is dependent on achieving profitable operations and obtaining additional equity and/or debt financing. In 2001, the Company entered into two contracts with Health Service organizations. The Company is to assist in the recovery and collection of the organizations' significant accounts receivable, and will be compensated as a percentage of the monies collected.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Revenues

Revenues are generated from our administrative services (accounting, billing and collection, claims processing, information management). Revenues for the six months ended June 30, 2002 were $1,346,547 as compared to revenues for the six months ended June 30, 2001 of $652,467, an increase of $694,080 or 206%. The increase was due to increased collections on behalf of customers under the Company's service contracts. Revenues for the three months ended June 30, 2002 were $745,613 compared to $305,267 for the three months ended June 30, 2001.

Operating Expenses

Salaries and payroll taxes were $594,774 for the six months ended June 30 2002 as compared to $431,514 for the six months ended June 30, 2001. Salaries, which consist of salaried and hourly employees, include staff used for our administrative services, our technical development staff, marketing staff and office personnel. Overall, salary and payroll expenses increased by $163,260. The increase is substantially attributable to an increase in billing and collections staff required to service our new contracts.

Depreciation and amortization expense for the six months ended June 30, 2002 was $56,732 as compared to $153,926 for the six months ended June 30, 2001. For the six months ended June 30, 2002 and 2001, amortization expense amounted to $0 and $99,666, respectively. We regularly review the carrying value of software development assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software. As of December 31, 2001, we determined that the carrying value of our software development was impaired since the software has not generated revenues and future positive cash flows could not be estimated. Accordingly, in 2001, we wrote off all remaining capitalized software costs. Depreciation expense, related to our property and equipment, for the six months ended June 30, 2002 and 2001 was $56,732 and $54,260, respectively.

Professional fees were $84,604 for the six months ended June 30, 2002 as compared to $112,397 for the six months ended June 30, 2001. In the first quarter of 2001, we incurred increased accounting fees in connection with the audit of our financial statements for the year ended December 31, 2000.

Rent expense was $105,800 for the six months ended June 30, 2002 as compared to $129,550 for the six months ended June 30, 2001. Currently, we offset our rent expense by subleasing office space to certain individuals on a month-to-month basis.

Other selling, general and administrative expenses, which include advertising, insurance, contract labor, consulting expense, travel and entertainment, and other expenses, were $411,747 for the six months ended June 30, 2002 as compared to $391,937 for the six months ended June 30, 2001. Overall, other selling, general and administrative expenses increased by $19,810. The net increase is attributable to increased advertising and health insurance expense offset by a decrease in telephone and other expenses due to cost cutting measures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest expense was $156,286 for the six months ended June 30, 2002 as compared to $210,000 for the six months ended June 30, 2001. In 2001, we accrued additional interest on a loan, which was related to our year ended December 2000.

As a result of these factors, we reported a net loss of $63,396 or $(.00) per share for the six months ended June 30, 2002 as compared to a net loss of $876,857 or ($.08) per share for the six months ended June 30, 2001. We reported net income of $29,764 or $.00 per share for the three months ended June 30, 2002 compared to a net loss of $402,770 or $(.03) per share for the three months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, we had a stockholders' deficit of $2,422,313. Since our inception, we have incurred losses of $3,042,067. Our operations and growth have been funded from loans from third parties amounting to approximately $1,197,000, advances by our majority shareholder and officer, and the sale of common stock for proceeds of $200,000. These funds were used for working capital and capital expenditures. Approximately $270,000 of the loans have been converted into common stock pursuant to the exercise of warrants at $.10 per share by the holders of the notes.

We entered into an installment agreement with the U.S. Internal Revenue Service
(IRS) in March 2001 relating to unpaid payroll taxes. We entered into an into a new installment agreement in June 2002. In event of default, the IRS has the right to file a notice of Federal tax lien. At June 30, 2002, accrued payroll taxes and estimated accrued interest and penalties aggregated $688,585.

We have no other material commitments for capital expenditures. Other than cash generated from our operations or proceeds received from the exercise of warrants and options or the sale of stock, we have no external sources of liquidity. Accordingly, we may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months. Our future operations and growth is dependent on our ability to raise capital for expansion, and to seek additional revenue sources. If our stock price is at sufficient levels, we expect that some or all of our outstanding warrants will be exercised, providing additional capital.

Net cash provided by operations during the six months ended June 30, 2002 was $167,929 as compared net cash used in operations of $(211,225) in the comparable prior period. The increase was primarily due to the substantial decrease in the net loss compared to the prior period.

Net cash used in investing activities during the six months ended June 30, 2002 was $(31,701) compared to net cash used in investing activities of $(6,758) for the six months ended June 30, 2001. This difference was primarily attributable to our investment in additional computers and software licenses during the six months ended June 30, 2002.

Net cash provided by financing activities for the six months ended June 30, 2002 was $31,517 as compared to net cash provided by financing activities of $217,983 for the six months ended June 30, 2001. During the six months ended June 30, 2002, we received proceeds from related party loans of $163,000 and an increase in checks outstanding in excess of bank balances of $48,251 offset by cash used for repayment of related party advances of $69,734 and repayment of loans payable of $110,000. During the six months ended June 30, 2001, we received proceeds from loan and related party advances of $194,149 and had checks outstanding in excess of bank balances of $37,334 offset by cash used to repay loans payable of $13,500.

                           PART II - OTHER INFORMATION




Item 1.  Legal Proceedings

         The Company was party to a legal proceeding with its major creditor (William Dudziak v. PriMed Technologies, L.C., Evan Brovenick, et al., Case No. CL 00-7488AO). A settlement was reached in December 2000, in which payments on the loan are to be made by the chief executive officer of the Company. We renegotiated the terms of our settlement agreement and on August 13, 2001, we entered into a new settlement agreement relating to this legal action. As of June 30, 2002, principal and accrued interest amounting $1,197,472 is included in the accompanying consolidated financial statements as a loan payable. As of August 4, 2002, we in default of this settlement agreement and are currently renegotiating for favorable terms

         We are involved in various claims and legal proceedings brought against the Company arising in the normal course of business. We have accrued estimated amounts related to these matters and do not believe that the ultimate outcome will have a materially adverse effect on the Company's financial position, results of operations, or liquidity.

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 5.  Other Information

         We continue to seek funding to complete the acquisition of the physical therapy business of Cybercare, Inc., although we have not been successful to date.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         99.1     Sarbanes-Oxley CEO Certification

         99.2        Sarbanes-Oxley CFO Certification

    (b)  Reports on Form 8-K

         None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 IBX GROUP, INC.


Dated:   August 14, 2002      By:/s/ Evan Brovemick
                                 -----------------------------------------------
                                 Evan Brovenick,
                                 Chief Executive Officer, President and Director


Dated:   August 14, 2002      By:/s/ Alvin Brovemick
                                 -----------------------------------------------
                                 Alvin Brovenick,
                                 Chief Operating Officer and Director