Form 10QSB
period 2002-09-30
IBX GROUP INC
filed 2002-11-15
CIK 1113677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               September 30, 2002
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 1, 2002: 39,301,743 shares of common stock, $.005 par value per share.

                        IBX GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                      INDEX



                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet (Unaudited)
        September 30, 2002.....................................................3

      Consolidated Statements of Operations (Unaudited)
        For the Three and Nine Months Ended September 30, 2002 and 2001........4

      Consolidated Statements of Cash Flows (Unaudited)
        For the Nine Months Ended September 30, 2002 and 2001..................5

      Notes to Consolidated Financial Statements (Unaudited)................6-10

      Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations.....................10-14

      Item 3 - Control and Procedures.........................................14

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................15

      Item 4 - Submission of Matters to a Vote of Security Holders............15

      Item 6 - Exhibits and Reports on Form 8-K...............................15

      Signatures..............................................................15

      Certifications ......................................................16-17

                        IBX GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2002
                                   (Unaudited)


                                     Assets

Current assets:
  Cash ............................................................ $    74,261
  Accounts receivable, net of allowance
    for doubtful accounts of $38,612 ..............................     200,598
  Other current assets ............................................      57,319
                                                                    -----------

        Total current assets ......................................     332,178

Property and equipment, net .......................................     269,059
                                                                    -----------

        Total assets .............................................. $   601,237
                                                                    ===========

                 Liabilities and Stockholders' Deficit

Current liabilities:
  Loan payable .................................................... $ 1,232,158
  Checks outstanding in excess of bank balances ...................      72,025
  Accounts payable ................................................     382,245
  Accrued expenses ................................................      35,509
  Payroll taxes payable ...........................................     810,398
  Customer deposits ...............................................     243,346
  Due to related party ............................................      89,706
                                                                    -----------

        Total current liabilities .................................   2,865,387
                                                                    -----------

Commitments and contingencies

Stockholders' deficit:
  Preferred Stock ($0.005 par value; 4,700,000 authorized shares;
     none issued and outstanding) .................................           -
  Class A Non-voting Convertible Preferred Stock
     ($0.005 par value; 300,000 authorized shares;
     80,000 shares issued and outstanding) ........................      40,000
  Common stock ($0.005 par value; 100,000,000 authorized shares;
     39,301,743 shares issued and outstanding) ....................     196,510
  Additional paid-in capital ......................................     557,092
  Accumulated deficit .............................................  (2,927,940)
  Less: Deferred compensation and consulting ......................    (109,742)
  Less: Stock subscription receivable .............................     (20,070)
                                                                    -----------

        Total stockholders' deficit ...............................  (2,264,150)
                                                                    -----------

        Total liabilities and stockholders' deficit ............... $   601,237
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                                  IBX GROUP, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS


                                              For the Three Months Ended   For the Nine Months Ended
                                                     September 30,               September 30,
                                              --------------------------  --------------------------
                                                  2002          2001          2002          2001
                                              ------------  ------------  ------------  ------------
REVENUES .................................... $    880,197  $    589,605  $  2,226,744  $  1,242,072
                                              ------------  ------------  ------------  ------------

OPERATING EXPENSES:
    Salaries and payroll taxes ..............      306,072       267,384       900,846       698,898
    Depreciation and amortization ...........       29,192        76,833        85,924       230,759
    Professional fees .......................       59,837        73,041       144,441       185,438
    Rent ....................................       58,645        49,309       164,445       178,859
    Other selling, general and administrative      234,363       132,269       646,110       624,206
                                              ------------  ------------  ------------  ------------

        Total Operating Expenses ............      688,109       598,836     1,941,766     1,918,160
                                              ------------  ------------  ------------  ------------

INCOME (LOSS) FROM OPERATIONS ...............      192,088        (9,231)      284,978      (676,088)
                                              ------------  ------------  ------------  ------------

OTHER EXPENSES:
    Interest expense ........................      (77,961)      (33,175)     (234,247)     (243,175)
                                              ------------  ------------  ------------  ------------

        Total Other Expenses ................      (77,961)      (33,175)     (234,247)     (243,175)
                                              ------------  ------------  ------------  ------------

NET INCOME (LOSS) ........................... $    114,127  $    (42,406) $     50,731  $   (919,263)
                                              ============  ============  ============  ============

BASIC AND DILUTED:
      Net Income (Loss) Per Common Share: ... $       0.00  $      (0.00) $       0.00  $      (0.08)
                                              ============  ============  ============  ============

      Weighted Common Shares Outstanding ....   37,237,500    11,696,528    37,237,500    11,598,483
                                              ============  ============  ============  ============

                     See accompanying note to consolidated financial statements.
                                                 -4-

                        IBX GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Nine Months
                                                           Ended September 30,
                                                           --------------------
                                                             2002       2001
                                                           ---------  ---------
Cash flows from operating activities:
  Net income (loss) ...................................... $  50,731  $(919,263)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation and amortization .......................    85,924    230,759
     Non-cash compensation and consulting expense ........    30,107          -
     Interest expense ....................................     1,752          -

     (Increase) decrease in:
       Accounts receivable ...............................   (89,517)   (20,997)
       Other current assets ..............................   (41,562)    (9,436)

     Increase (decrease) in:
       Accounts payable ..................................     6,779    155,031
       Accrued expenses ..................................  (213,243)   192,406
       Payroll taxes payable .............................   335,672          -
       Customer deposits .................................  (120,502)   110,539
       Interest payable ..................................    34,576    197,309
                                                           ---------  ---------

Net cash provided by (used in) operating activities ......    80,717    (63,652)
                                                           ---------  ---------
Cash flows from investing activities:
  Purchase of property and equipment .....................   (43,013)   (55,913)
                                                           ---------  ---------

Net cash used in investing activities ....................   (43,013)   (55,913)
                                                           ---------  ---------
Cash flows from financing activities:
  Checks outstanding in excess of bank balances ..........   (62,210)    66,166
  Proceeds from exercise of warrants .....................    34,000          -
  Payments on loans payable ..............................         -    (52,500)
  Proceeds from loans payable ............................         -     92,000
  Proceeds from loans - related parties ..................   163,000     15,594
  Proceeds from (payments on) advances from related party   (100,424)         -
                                                           ---------  ---------

Net cash provided by financing activities ................    34,366    121,260
                                                           ---------  ---------

Net increase in cash .....................................    72,070      1,695

Cash at beginning of period ..............................     2,191          -
                                                           ---------  ---------

Cash at end of period .................................... $  74,261  $   1,695
                                                           =========  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest ............................................... $ 130,000  $  23,500
                                                           =========  =========
  Income Taxes ........................................... $       -  $       -
                                                           =========  =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Liabilities assumed in connection with acquisition ..... $       -  $ 168,000
                                                           =========  =========
  Exercise of common stock options for debt .............. $ 269,855  $       -
                                                           =========  =========

           See accompaning notes to consolidated financial statements.

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF NEW ACCOUNTING POLICIES

IBX Group, Inc. (the "Company") was organized under the laws of the state of Florida in July 1997 as Vidkid Distribution, Inc. ("Vidkid"). On September 25, 2001 (the "acquisition date"), the Company acquired all of the outstanding capital stock of PriMed Technologies, Inc., a Delaware corporation ("PriMed"). PriMed was acquired in a stock-for-stock transaction in which PriMed's shareholders received approximately 81% of the outstanding common stock of Vidkid on a fully diluted basis. Under the Agreement, Vidkid issued 11,550,000 shares of its common stock in exchange for each and every share of common stock of PriMed and Vidkid's name was changed to IBX Group, Inc.

The Company is engaged in providing administrative services (accounting, billing and collection, claims processing, information management), network support and maintenance to clients predominantly in the healthcare sector. It has developed proprietary software and applications with interactive web-enabled multimedia capabilities.

For financial accounting purposes, the exchange of stock was treated as a recapitalization of PriMed with the former shareholders' of Vidkid retaining 2,637,500 shares or approximately 19% of the outstanding stock.

All of the shares and assets of the Company's primary operating subsidiary have been pledged to secure a loan obligation to a creditor. Two of the Company's primary officers have also pledged the shares of the Company owned by them. . Payments of $275,000 were recently made and the terms of the loan are currently being restructured. Failure to comply with the terms and conditions of the loan documents could result in a default and the transfer of these assets and shares to the lender. The loan is to Primed and is guaranteed by the Company and certain officers. The Company is in the process of moving its operating assets and liabilities, including this loan, from Primed to IBX Technologies, Inc., another wholly-owned subsidiary.

The consolidated statements include the accounts of IBX Group, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and consolidated operating results for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements of IBX Group, Inc. for the year ended December 31, 2001 and 2000 and notes thereto contained in the Report on Form 10-KSB for the year ended December 31, 2001 as filed with the SEC . The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results for the full fiscal year ending December 31, 2002.

Intangible assets consist of acquired goodwill. Goodwill is considered to have an indefinite life pursuant to SFAS 142 and accordingly is not amortized until its useful life is determined to be no longer indefinite. The Company evaluates the remaining useful life of intangible assets that are not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, the asset is tested for impairment in accordance with SFAS144. That intangible asset shall then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization.

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 2002
                                   (UNAUDITED)

NOTE 2 - LOAN PAYABLE

The Company's borrowings consisted of the following at September 30, 2002:

Loan payable to an individual, payable in various
installments. The loan payable includes accrued interest and is collateralized by the assets of PriMed and at September
30, 2002, is in default. See (a) below. ............................  1,232,158

Less: Current portion of loans payable ............................. (1,232,158)
                                                                     ----------
Total .............................................................. $        -
                                                                     ==========

(a) As of September 30, 2002, the loan payable to an individual amounting $1,232,158 was in default and includes accrued interest payable of $357,158. All of the shares and assets of the Company's primary operating subsidiary have been pledged to secure the above loan obligation. Two of the Company's primary officers have also pledged the shares of the Company owned by them. Payments of $275,000 were recently made and the terms of the loan are currently being restructured. Failure to comply with the terms and conditions of the loan documents could result in a default and the transfer of these assets and shares to the lender. The loan is to Primed and is guaranteed by the Company and certain officers. The Company is in the process of moving its operating assets and liabilities, including this loan, from Primed to IBX Technologies, Inc., another wholly-owned subsidiary. The Company is currently renegotiating the terms of this loan with the lender and expects to reach a mutually beneficial agreement.

NOTE 3 - INCOME (LOSS) PER SHARE

Basic earnings per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. At September 30, 2002, there were options and warrants to purchase 41,035,754 shares of common stock, which could potentially dilute future earnings per share.

NOTE 4 - RELATED PARTY TRANSACTIONS

Certain officers/shareholders of the Company from time to time, advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of September 30, 2002, amounts due these officers/shareholders of the Company amounted to $89,706. These advances are subordinated to the loan payable (see Note 2).

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 2002
                                   (UNAUDITED)

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements:

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The statement also significantly changes the criteria required to classify an asset as held-for-sale. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 in its quarter ended June 30, 2002, which has had no impact on the financial statements through the nine months ended September 30, 2002.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

NOTE 6 - STOCKHOLDERS' DEFICIT

PREFERRED STOCK

In August 2002, the Company designated 300,000 shares of its authorized preferred stock as Class A Non-Voting Convertible Preferred Stock ("Class A Preferred"). Each share of Class A Preferred is convertible into 100 shares of common stock. A holder of Class A Preferred may not convert shares if such conversion would result in such holder owning in excess of 4.9% of the Company's common stock. In August 2002, 80,000 shares of Class A Stock were issued in exchange for 8,000,000 shares of common stock. At the exchange date, the fair market value of the issued preferred stock equaled the fair market value of the exchanged common shares resulting in no charges to operations.

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 2002
                                   (UNAUDITED)

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

In August and September 2002, directors' and shareholders of the Company exercised warrants to purchase 340,000 shares of common stock at $.10 per share for net proceeds of $34,000.

NOTE 7 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company incurred net losses since inception of $2,974,732, has cash provided by operations of $210,717 for the nine months ended September 30, 2002, has a working capital deficiency of $2,580,001 at September 30, 2002, and is in default on a loan payable which is currently being negotiated. Additionally, the Company has an IRS installment agreement relating to unpaid payroll taxes. The ability of the Company to continue as a going concern is dependent on continuing profitable operations and obtaining additional equity and/or debt financing. The Company entered into several contracts with health service organizations. The Company is to assist in the recovery and collection of the organizations' significant accounts receivable, and will be compensated as a percentage of the monies collected. There can be no assurance that the Company's efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. No estimate has been made should management's plan be unsuccessful.

NOTE 8 - SUBSEQUENT EVENTS

SERVICES AGREEMENT

In October 2002, certain contingencies, relating to a September 26, 2002 Services Agreement (the "Agreement") with Hilco Receivables, LLC ("Hilco"), were resolved. Under the Agreement, the Company will recover and collect monies owed by various patients and/or insurance companies of up to $40,000,000 of accounts receivable ("Accounts") owned by that party. In October 2002, in connection with the Agreement, the Company received a one-time non-refundable payment of $500,000. Additionally, the Company is entitled to fifteen (15%) percent of the gross amounts collected as it relates to the Accounts. After Hilco has received an aggregate total of $6,400,000 for the Accounts, in addition to the fifteen (15%) percent, the Company will receive an additional thirty five (35%) percent of the total revenue collected as it relates to the Accounts, less and net of the commissions of 15% payable to us. The initial term of the Agreement is for a period of one year unless earlier terminated under the terms of the agreement.

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 2002
                                   (UNAUDITED)


NOTE 8 - SUBSEQUENT EVENTS (CONTINUED)

ACQUISITION

On October 4, 2002 (the "Acquisition Date") the Company acquired, for $35,000 cash, 100% of the membership interest in Florida Health Source, LLC ("Health Source"), a Florida limited liability company formed on September 9, 2002. Health Source provides physical therapy and referral services for workers' compensation patients. The Company purchased Health Source as an entry vehicle into this line of business and primarily since Health Source was established with certain payors and with an assembled workforce of three key employees. The Company maintained the relationship with those three key employees by contemporaneously entering into employment agreements with them. Each employment agreement has a term of three years effective October 1, 2002 and grants a 13.33% membership interest in Health Source (an aggregate 39.99% interest for all three employees) upon attaining certain stipulated financial performance goals in Health Source. The results of operations of Health Source are included in the consolidated results of operations of the Company from the Acquisition Date.

The assets and liabilities acquired were as follows:

                        Accounts receivable    $ 19,007
                        Goodwill               $ 55,657
                        Accrued compensation   $(39,664)
                                               --------
                        Purchase price         $ 35,000
                                               --------

Pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" Goodwill has an indefinite life and accordingly will not be amortized.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ORGANIZATION

IBX Group, Inc. (the "Company") was organized under the laws of the state of Florida in July 1997 as Vidkid Distribution, Inc. ("Vidkid"). On September 25, 2001 (the "acquisition date"), the Company acquired all of the outstanding capital stock of PriMed Technologies, Inc., a Delaware corporation ("PriMed"). PriMed was acquired in a stock-for-stock transaction in which PriMed's shareholders received approximately 81% of the outstanding common stock of Vidkid on a fully diluted basis. Under the Agreement, Vidkid issued 11,550,000 shares of its common stock in exchange for each and every share of common stock of PriMed and Vidkid's name was changed to IBX Group, Inc.

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

All of the shares and assets of the Company's primary operating subsidiary have been pledged to secure a loan obligation to a creditor. Two of the Company's primary officers have also pledged the shares of the Company owned by them. . Payments of $275,000 were recently made and the terms of the loan are currently being restructured. Failure to comply with the terms and conditions of the loan documents could result in a default and the transfer of these assets and shares to the lender. The loan is to Primed and is guaranteed by the Company and certain officers. The Company is in the process of moving its operating assets and liabilities, including this loan, from Primed to IBX Technologies, Inc., another wholly-owned subsidiary.

RECENT DEVELOPMENTS

In October 2002, certain contingencies, relating to a September 26, 2002 Services Agreement (the "Agreement") with Hilco Receivables, LLC ("Hilco"), were resolved. Under the Agreement, we will recover and collect monies owed by various patients and/or insurance companies of up to $40,000,000 of accounts receivable ("Accounts") owned by that party. In October 2002, in connection with the Agreement, we received a one-time non-refundable payment of $500,000. Additionally, we are entitled to fifteen (15%) percent of the gross amounts collected by us as it relates to the Accounts. After Hilco has received an aggregate total of $6,400,000 for the Accounts, in addition to the fifteen (15%) percent, we will receive an additional thirty five (35%) percent of the total revenue collected by us as it relates to the Accounts, less and net of the commissions of 15% payable to us. The initial term of the Agreement is for a period of one year unless earlier terminated under the terms of the agreement.

RESULTS OF OPERATIONS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

Revenues are generated from our administrative services (accounting, billing and collection, claims processing, information management). Revenues for the nine months ended September 30, 2002 were $2,226,744 as compared to revenues for the nine months ended September 30, 2001 of $1,242,072, an increase of $984,672 or 79%. Revenues for the three months ended September 30, 2002 were $880,197 compared to $589,605 for the three months ended September 30, 2001. The increase was substantially attributable to increased collections on behalf of customers under the Company's service contracts. Revenues for the three months ended September 30, 2002 were $880,197 compared to $589,605 for the three months ended September 30, 2001.

OPERATING EXPENSES

Salaries and payroll taxes were $900,846 for the nine months ended September 30 2002 as compared to $698,898 for the nine months ended September 30, 2001. Salaries and payroll taxes were $306,072 for the three months ended September 30 2002 as compared to $267,384 for the three months ended September 30, 2001. Salaries, which consist of salaried and hourly employees, include staff used for our administrative services, our technical development staff, marketing staff and office personnel. Overall, for the nine and three months ended September 30, 2002, salary and payroll expenses increased by $201,948 (29%) and $38,688 (14%), respectively. The increase is substantially attributable to an increase in billing and collections staff required to service our growing billing and collection contracts.

Depreciation and amortization expense for the nine and three months ended September 30, 2002 was $85,924 and $29,192, respectively, as compared to $230,759 and $85,924 for the nine and three months ended September 30, 2001. For the nine months ended September 30, 2002 and 2001, amortization expense amounted to $0 and $149,499, respectively. We regularly review the carrying value of software development assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software. As of December 31, 2001, we determined that the carrying value of our software development was impaired since the software has not generated revenues and future positive cash flows could not be estimated. Accordingly, in 2001, we wrote off all remaining capitalized software costs. Depreciation expense, related to our property and equipment, for the nine months ended September 30, 2002 and 2001 was $85,924 and $81,260, respectively.

Professional fees were $144,441 and $59,837 for the nine and three months ended September 30, 2002, respectively, as compared to $185,438 and $73,041 for the nine and three months ended September 30, 2001. In the first quarter of 2001, we incurred increased accounting fees in connection with the audit of our financial statements for the year ended December 31, 2000.

Rent expense was $164,445 and $58,645 for the nine and three months ended September 30, 2002, respectively, as compared to $178,859 and $49,309 for the nine and three months ended September 30, 2001. Currently, we offset our rent expense by subleasing office space to certain entities on a month-to-month basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other selling, general and administrative expenses, which include advertising, insurance, contract labor, consulting expense, travel and entertainment, telephone, and other expenses, were $646,110 and $234,363 for the nine and three months ended September 30, 2002, respectively, as compared to $624,206 and $132,269 for the nine and three months ended September 30, 2001. Overall, other selling, general and administrative expenses increased by $21,904 and $102,094 for the nine and three months ended September 30, 2002, respectively, as compared to previous corresponding period. The net increase is attributable to increased advertising, health insurance expense, commissions offset by a decrease in outside services and other expenses due to cost cutting measures.

Interest expense was $234,247 for the nine months ended September 30, 2002 as compared to $243,175 for the nine months ended September 30, 2001. We are currently renegotiating our primary loan and expect to negotiate more favorable terms.

As a result of these factors, we reported net income of $50,731 or $.00 per share for the nine months ended September 30, 2002 as compared to a net loss of $(919,263) or ($.08) per share for the nine months ended September 30, 2001. We reported net income of $114,127 or $.00 per share for the three months ended September 30, 2002 compared to a net loss of $(42,406) or $(.00) per share for the three months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, we had a stockholders' deficit of $2,264,150. Since our inception, we have incurred losses of $2,927,940. Our operations and growth have been primarily funded from loans from third parties amounting to approximately $1,197,000, advances by our majority shareholder and president, proceeds from the sale of common stock of $200,000, and proceeds from the exercise of warrants for common stock of $34,000. These funds were used for working capital and capital expenditures. Approximately $270,000 of the loans have been converted into common stock pursuant to the exercise of warrants at $.10 per share by the holders of the notes.

We entered into an installment agreement with the U.S. Internal Revenue Service
(IRS) in March 2001 relating to unpaid payroll taxes. We entered into an into a new installment agreement in June 2002. In event of default, the IRS has the right to file a notice of Federal tax lien. At September 30, 2002, accrued payroll taxes and estimated accrued interest and penalties aggregated $810,398.

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

Net cash provided by operations during the nine months ended September 30, 2002 was $80,717 and was substantially attributable to net income of $50,731, the add back of non-cash charges for depreciation of $85,924, non-cash compensation and consulting expense of $30,107 and an increase in payroll taxes payable of $335,672 mitigated a decrease in accrued expenses of $213,243, customer deposits of $120,502 and an increase in accounts receivable of $89,517. Net cash used in operations during the nine months ended September 30, 2001 was $(63,652) and was substantially attributable to a net loss of $(919,263) mitigated by non-cash charges for depreciation of $230,759 and increases in payroll taxes payable of $192,406, accounts payable of $155,031, accrued expenses of $192,406, customer deposits of $110,539, and an increase in interest payable of $197,309

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net cash used in investing activities during the nine months ended September 30, 2002 was $(43,013) relating to the purchase of property and equipment compared to net cash used in investing activities of $(55,913) for the nine months ended September 30, 2001.

Net cash provided by financing activities for the nine months ended September 30, 2002 was $34,366 as compared to net cash provided by financing activities of $121,260 for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, we received proceeds from related party loans of $163,000, proceeds from the exercise of warrants of $34,000 offset by a decrease in checks outstanding in excess of bank balances of $(62,210), and by cash used for repayment of related party advances of $(100,424). During the nine months ended September 30, 2001, we received proceeds from loans and related party advances of $107,954 and had checks outstanding in excess of bank balances of $66,166 offset by cash used to repay loans payable of $52,500.

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 1 to the audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2001 as filed with the United States Securities and Exchange Commission. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

We account for stock transactions in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," we adopted the pro forma disclosure requirements of SFAS 123.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this Quarterly Report on Form 10-QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

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

                                        IBX GROUP, INC.


Dated:   August 14, 2002                By: /s/ Evan Brovenick
                                            ----------------------------------
                                            Evan Brovenick
                                            Chief Executive Officer, President
                                            and Director


Dated:   August 14, 2002                By: /s/ David Blechman
                                            -----------------------------------
                                             David Blechman
                                             Treasurer

                                 CERTIFICATION

I, Evan Brovenick, the Chief Executive Officer of IBX Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of IBX Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                 /s/ Evan Brovenick
                                        ---------------------------------------
                                        Evan Brovenick, Chief Executive Officer

                                 CERTIFICATION

I, David Blechman, Treasurer of IBX Group, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of IBX Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                 /s/ David Blechman
                                        -------------------------
                                        David Blechman, Treasurer