Form 10KSB
period 2002-12-31
IBX GROUP INC
filed 2003-03-31
CIK 1113677

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                        Commission file number 333-36666

                                 IBX GROUP, INC.
                                 ---------------
                 (Name of Small Business issuer in its charter)

                  Florida                                 65-0810941
                  -------                                 ----------
        (State or Other Jurisdiction                    (IRS Employer
      of Incorporation or Organization)             Identification Number)

      350 Jim Moran Boulevard; Deerfield Beach, Florida         33442
      --------------------------------------------------        -----
           (Address of Principal Executive Offices)           (Zip Code)

         Issuer's Telephone Number, Including Area Code: (561) 998-3020
                                                         --------------

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

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $3,220,104.

The aggregate market value of the issuer's common stock, $.001 par value, held by non-affiliates on March 27, 2003 was approximately $2,724,000.

On March 27, 2003, there were 46,046,743 shares of the issuer's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                                 IBX GROUP, INC.

                                                                            PAGE
PART I

Item 1.   Description of Business.............................................3

Item 2.   Description of Property............................................11

Item 3.   Legal Proceedings..................................................11

Item 4.   Submission of Matters to a Vote of Security Holders................11


PART II

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters........................................12

Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of  Operations.........................................13

Item 7.   Financial Statements...............................................22

Item 8.   Changes in and Disagreements on Accounting and
          Financial Disclosure ..............................................22


PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons,
          Compliance with Section 16(a) of the Exchange Act..................22

Item 10.  Executive Compensation.............................................23

Item 11.  Security Ownership of Certain Beneficial Owners and Management.....24

Item 12.  Certain Relationships and Related Transactions.....................25


PART IV

Item 13.  Exhibits and Reports of Form 8-K...................................27

Item 14.  Controls and Procedures............................................27

SIGNATURES...................................................................28

CERTIFICATIONS...............................................................29

FINANCIAL STATEMENTS................................................F-1 to F-23

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

        We develop and deploy innovative, cost-effective methods for integrating financial, administrative and information services for the healthcare industry. We operate under two divisions--Healthcare Transaction Management and Technology and Physical Therapy and Rehabilitation. By creating and utilizing the latest technologies, Internet-based communications and hands-on expertise, iBX strives to meet the needs of hospitals, single and multi-specialty physician group practices and healthcare service organizations seeking to achieve the maximum financial benefit of their accounts receivables by controlling workflow, consolidating administrative functions and addressing compliance issues.

        During the last two years, we significantly expanded our services.
Our business initially focused on healthcare transaction services, primarily assisting providers with billing and collection of receivables. We have since added expertise in regulatory compliance, transcription services, staffing and technology solutions. We have devoted significant resources towards developing various strategic partners and opportunities to better address the needs of the healthcare marketplace. These investments in our product development and infrastructure resulted in significant expenditures and we are now starting to recognize new revenue from these initiatives.

        We provide our clients in the healthcare industry with a combination of administrative services and technology development, including but not limited to physicians practice management, billing and collections and network services. Our current business focus is on specialty physicians practices, hospital-based medical services organizations and ancillary diagnostic facilities. Our current core services involve accounts receivable management and the delivery of powerful information management systems. Our in-house development capability allows us to provide technology tools directly to the clients.

        In addition, our Florida Health Source subsidiary is opening a multi-disciplinary clinic later this month in a prominent medical center in Boca Raton, Florida. The healthcare clinic will offer physical therapy, occupational medicine, pain management, chiropractic care and wellness services. This is the first of several new physical therapy and occupational medicine clinics planned throughout Florida. Florida Healthsource is a is the preferred provider network for more than 450,000 employees throughout the state of Florida and a physical and occupational therapy vendor for a major U.S. retailer.

OUR BUSINESS

        We provide our clients in the healthcare industry with a combination of administrative services and technology development, including but not limited to physicians practice management, billing and collections, network services and software application development. Our current business focus is on specialty physicians practices, hospital-based medical services organizations and ancillary diagnostic facilities. All of the software products and services are distributed using our data servers located in our data center in Deerfield Beach, Florida. Our current core services involve accounts receivable management and the delivery of powerful information management systems. Our in-house development capability allows us to provide technology tools directly to the clients.

        We are focusing on deploying our traditional management services, as well as capitalizing on new opportunities to provide accounts receivable services for physician hospital organizations, private practice and ancillary service facilities. We are also concentrating on our electronic medical records management service and our consumer-oriented online medical information services that will be available worldwide. We have contracts with various healthcare providers focusing on account receivable management.

PRODUCTS AND SERVICES

        We provide our medical industry clients with a full range of administrative and technological services through web-based, browser-enabled, secured applications including a broad range of communication and networking options required for the diverse settings in which patient care is delivered. Our systems manage the collection, integration and distribution of information from disparate sources in order to help physicians manage patient care more efficiently, meet medical necessity guidelines, analyze clinical utilization patterns and perform patient profiling. Our systems are easy to use, permitting client physicians and their office staffs to quickly integrate them into their daily routines. The following summarizes the services of our Services and the benefit to the client:

ADMINISTRATIVE SERVICES:      Back office administrative services for medical
                              practices. These services include: Accounts receivable management, billing and collections, accounting services, electronic claims processing and contract negotiation, dictation and transcription services, work flow analysis, credentialing and staffing, and cost control..

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

DICTATION AND TRANSCRIPTION
SERVICES:                     We provide enterprise-wide dictation capabilities
                              that utilize standardized systems, structured reporting and interactive document management.

               Benefits:      Voice files are permanently archived and available
                              online, allowing transcriptions to be turned around faster and more efficiently. Physicians are able to dictate from any telephone anywhere in the world.

RECEIVABLES FINANCING
AND MANAGEMENT:               Options include factoring, buyouts, and revolving
                              credit. Management of and Management receivables is available to hospitals, PHO's, MSO's, practices and ancillary service organizations. Analytical and detailed reporting as well as invoicing services complete the picture.

               Benefits:      Allows freedom to focus on building your business.
                              Enables you to use all of to handle what is happening "today".

RISK MANAGEMENT
AND COMPLIANCE:               One of the fastest growing concerns facing
                              healthcare professionals today. Expert assistance in OIG and HIPPA compliance.

        Benefits Constant updating of compliance issues by our in-house healthcare attorneys keep you and your business informed and trained to maintain compliance and reduce the risk of malpractice.

ONLINE MEDICAL RECORDS:       We recently announced that we will introduce an
                              online medical records and information package that patients can access through a web-based application. The service will be offered through medical practices, corporate human resource departments and affinity groups such as credit card companies and auto clubs.

INVENTORY MANAGEMENT SYSTEMS
AND PRODUCT DISTRIBUTION:     We recently announced the release of a web based
                              inventory management application for the durable medical equipment industry. With this application practices, hospitals, and healthcare organizations and suppliers can maintain more accurate inventories and send prescriptions electronically.
                              Billing and invoicing is also done electronically.

NON-PRESCRIPTION PRODUCTS:    Wellness, homeopathic remedies and personal
                              diagnostic machines such as a mobile ECG machine.

SPORTSHEALTHNET.COM:          We intend to relaunch our "Sportshealthnet"
                              project, an interactive web portal, a referral network for physicians and patients who have sports medicine related problems.

PHYSICIAN AND NURSE PLACEMENT:We are setting up a medical placement division.

ONLINE MEDICAL BILL PAYMENT:

WEB BASED APPLICATIONS:       Created and maintained for our Physicians'
                              Services Division as well as the Consumer Products
                              Division.

ISP AND IP TELEPHONY:         We have a strategic partnership with Digital
                              Ingenuity, Inc., an Internet Protocol telephony service provider, to provide voice over services to Our customers. This will allow healthcare clients to connect multiple Offices and locations through a single source telecom service, which will Cut costs and increase efficiency.

SUPPORT:                      Full Network, hardware, and software maintenance.
                              Value added resellers (VAR) of various software products.

MAJOR CLIENTS

        We have several agreements that have provided a significant portion of our revenues.

        PROVIDENCE HOSPITAL: We have provided Providence Hospital with accounts receivable management services since early 2001. In February 2002, this hospital expanded the scope of the agreement to include electronic claims processing using our proprietary file transfer protocol. This expansion is estimated to result in up to $500,000 additional revenue in 2002. Providence Hospital is the oldest continuously operating hospital in Washington, D.C.

        HILCO RECEIVABLES, LLC: Hilco acquired approximately $40 million in receivables from Intracoastal Health Systems, Inc. relating to Good Samaritan Hospital and St. Mary's Medical Center in West Palm Beach, Florida as a result of an introduction by IBX. In October 2002, in connection with the Agreement, the Company received a one-time non-refundable payment of $500,000. Additionally, the Company is entitled to fifteen (15%) percent of the gross amounts collected as it relates to the Accounts. After Hilco has received an aggregate total of $6,400,000 for the Accounts, in addition to the fifteen (15%) percent, the Company will receive an additional thirty five (35%) percent of the total revenue collected as it relates to the Accounts, less and net of the commissions of 15% payable to us. The initial term of the Agreement is for a period of one year unless earlier terminated under the terms of the agreement..

FLORIDA HEALTH SOURCE

        In October 2002 we acquired Florida Health Source, LLC, a leading workers' compensation referral network for rehabilitation services throughout the state of Florida. Florida Health Source is a leader in providing comprehensive health care services in the areas of chronic pain and job-related injuries to meet the needs of Florida's employers and payers throughout the state. Its mission is to reduce lost time and medical and indemnity costs by combining board certified pain management physicians, physical and occupational therapists, transportation and translation services throughout the state. Florida HealthSource has been established as the preferred provider network for more than 100,000 employees throughout the state of Florida. Since its acquisition by IBX, Florida HealthSource, has entered into two new vendor agreements, including a contract that establishes the company as a preferred physical and occupational therapy vendor for a major U.S. retailer. In January 2003, Florida Health Source entered into a contract with First Health Group Corp., the largest directly contracted medical network for workers compensation, group health and government in the U.S. In March 2003, received national referral status through a contract with CorVel Corp., a California-based independent provider of leading-edge managed care services and solutions for workers' compensation, group health and auto insurance markets.

        Florida Health Source provides case managers and adjusters with a Florida statewide referral network of over 100 pre-approved and qualified service providers for their insured patients. This allows the payor to control its costs by sending the patients to providers with negotiated fees. Florida Health Source will refer patients to facilities owned by IBX if they meet the criteria for the patient.

        In January 2003, Florida Health Source opened its first facility in Jacksonville, Florida and in March 2003, Florida HealthSource will open a new facility in a prominent downtown medical building in Boca Raton, Florida with plans to operate a full-service "multi-disciplinary" clinic designed to offer physical therapy, occupational medicine, pain management and chiropractic care. The new clinic is part of the company's strategic plan to expand its capabilities in the area of Physical and Occupational Medicine by creating an "owner/manager" model for operating multiple centers and referral networks throughout the state of Florida. Such centers would showcase the wide range of technology and information services offered by iBX.

MEDICOMPLIANT

        IBX is in the process of completing the acquisition of the assets of MediCompliant Solutions, which include all the intellectual property, trademarks and copyrights, as well as the 85 physician clients. The business will be operated under the technology services division.

        MediCompliant allows iBX to offer turnkey compliance solutions to all healthcare providers in anticipation of the federal Health Insurance Portability and Accountability Act (HIPAA) deadline of April 2003. The system also offers effective Medicare compliance programs. Currently the over 200 users of the web-based application, called "Compliance Now," can target all general Medicare compliance risk areas identified by the Office of the Inspector General (OIG), as well as the wide-ranging issues covered by HIPAA's privacy and security standards.

        In February 2003, MediCompliant entered into an agreement with Paris Health Services, a developer of comprehensive EDI transaction and compliance software for the health-care industry, to provide hospitals, large physician groups and ancillary health-care organizations access to all general Medicare compliance risk areas identified by OIG, as well as the wide-ranging issues covered by the HIPAA privacy and security standards. This agreement will allow IBX to offer a complete compliance package to physicians for less than $5,000 a year.

        Paris also produces authorization and eligibility verification software that will enhance iBX's ability to reduce unpaid claims and maximize accounts receivables management for its retail store customer.

        Congress enacted HIPAA in 1996 to ensure the protection and confidentiality of health information in an era of electronic transmission and access to medical records. Failure to meet these standards can result in severe financial penalties and criminal sanctions. Because of a lack of clear understanding about the HIPAA requirements, and the burden of day-to-day operations, many healthcare providers are choosing to outsource the development and implementation of individualized compliance programs.

SALES AND MARKETING

        Our current marketing focus for our administrative services is the 14,000+ physician market in the South Florida area, the majority of whom are not currently using Windows-based practice management software. We believe that physicians are trained to concentrate on the professional rather than business aspects of their practices. They do, however, recognize that their income is being limited by the prevailing healthcare system while their cost of doing business has increased substantially. We intend to continue to offer our services through physician office administrators and hospital account receivable managers who make most service provider selection decisions. Administrators are often over-worked, under paid and looking for reasonable means to increase their productivity while decreasing the time demands with which they are faced. These practices typically pay between $75,000 and $350,000 annually for their current suite of services.

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

CONCENTRATION OF CUSTOMERS

        For the year ended December 31, 2002, our three largest customers accounted for an aggregate of 81% of our sales and 22% of our accounts receivable. Consequently, our success is materially dependent on our relationship with these customers and their continued viability.

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

        Our principal competitors in the practice management market include WebMD and ProxyMed, which have substantial reputations in the Internet medical services market. However, we believe that they do not concentrate on providing primary services such as accounts receivable management, billing and collections processing or standard day-to-day operational services designed to increase physicians' profits. In addition, many well-known accounting and consulting firms have entered into the medical practice management market by advertising business management services specifically to physicians on the basis that their expertise can enhances physician's receivable collections and better manage their work flow. We view these companies as significant competitors in a market where knowing physician nuances requires extreme sensitivity, empathy and understanding of their dynamic work environment.

        There are many companies offering physical therapy/rehabilitation services in Florida, ranging from large companies like Healthsouth to single office centers owed by chiropractors and physical therapists. IBX believes that the the most important issue in obtaining new business is the source of referral, which is often from a physician or an insurance company.

        We believe that competition will continue to increase as a result of a number of factors, including the aging of baby boomers and their resulting medical-related needs, the growth of the Internet and physicians evolving awareness of what the Internet can do for their business and the continuing consolidation of Internet companies' services. We believe that the primary factors affecting competition in our markets include

o       product functionality,
o       performance, flexibility and features,
o       use of open standards technology,
o       quality of service and support,
o       reputation,
o       product and service pricing, and,
o       overall cost of ownership.

SUPPLIERS

        As we develop much of our software or purchase readily available software, we are not reliant on a single vendor for our software development activities. Consequently, our success is not materially dependent on our relationship with any one vendor.

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

RELATIONSHIPS WITH PHYSICIANS AND OTHER PROVIDERS

Various state and federal laws regulate relationships among providers of healthcare services, including employment or service contracts and investment relationships. These restrictions include a federal criminal law prohibiting (a) the offer, payment, solicitation or receipt of remuneration by individuals or entities to induce referrals of patients for services reimbursed under the Medicare or Medicaid programs or (b) the leasing, purchasing, ordering, arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by such programs (the "Fraud and Abuse Law"). In addition to federal criminal sanctions, violators of the Fraud and Abuse Law may be subject to significant civil sanctions, including fines and/or exclusion from the Medicare and/or Medicaid programs.

In 1991, the OIG issued regulations describing compensation arrangements which are not viewed as illegal remuneration under the Fraud and Abuse Law (the "1991 Safe Harbor Rules"). The 1991 Safe Harbor Rules create certain standards ("Safe Harbors") for identified types of compensation arrangements which, if fully complied with, assure participants in the particular arrangement that the OIG will not treat that participation as a criminal offense under the Fraud and Abuse Law or as the basis for an exclusion from the Medicare and Medicaid programs or an imposition of civil sanctions.

In 1992, regulations were published in the Federal Register implementing the OIG sanction and civil money penalty provisions established in the Fraud and Abuse Law. The regulations provide that the OIG may exclude a Medicare provider from participation in the Medicare Program for a five-year period upon a finding that the Fraud and Abuse Law has been violated. The regulations provide that if one purpose of remuneration that is offered, paid, solicited or received is to induce referrals, then the statute is violated. The regulations also provide that after the OIG establishes a factual basis for excluding a provider from the program, the burden of proof shifts to the provider to prove that it has not violated the Fraud and Abuse Law.

The OIG closely scrutinizes healthcare joint ventures involving physicians and other referral sources. In 1989, the OIG published a Fraud Alert that outlined questionable features of "suspect" joint ventures, and has continued to rely on such Fraud Alert in later pronouncements. The 1991 Safe Harbor Rules do not expand the scope of activities that the Fraud and Abuse Law prohibits, nor do they provide that failure to fall within a Safe Harbor constitutes a violation of the Fraud and Abuse Law; however, the OIG has indicated that failure to fall within a Safe Harbor may subject an arrangement to increased scrutiny.

The so-called "Stark II" provisions of the Omnibus Budget Reconciliation Act of 1993 amended the federal Medicare statute to prohibit the making by a physician of referrals for "designated health services" including physical therapy, occupational therapy, radiology services or radiation therapy, to an entity in which the physician has an investment interest or other financial relationship, subject to certain exceptions. In January 1998, the Department of Health and Human Services published proposed regulations (the "Proposed Stark Regulations") under the Stark II statute and solicited comments thereon. On January 4, 2001, the Department of Health and Human Services published final regulations relating to part of the Stark II statute (the "Phase I Final Stark Regulations") and announced its intention to publish a second, "Phase II" set of regulations covering the remainder of the statute and responding to comments received on the Phase I Final Stark Regulations at some unspecified future date. The Phase I Final Stark Regulations, which differ substantially in many respects from the Proposed Stark Regulations, had a specified effective date of January 4, 2002. In addition, a number of states have passed or are considering statutes which prohibit or limit physician referrals of patients to facilities in which they have an investment interest.

All of iBX's current businesses are exempt from the above statutes since no physician has any direct interest in any of its facilities.

THE HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996

        In an effort to combat healthcare fraud, Congress included several anti-fraud measures in the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA, among other things, amends existing crimes and criminal penalties for Medicare fraud and enacts new federal healthcare fraud crimes. HIPAA also expands the Fraud and Abuse Law to apply to all federal healthcare programs, defined to include any plan or program that provides health benefits through insurance that is funded by the federal government. Under HIPAA, the Secretary of the Department of Health and Human Services (the "Secretary") may exclude from the Medicare program any individual who has a direct or indirect ownership or control interest in a healthcare entity that has been convicted of a healthcare fraud crime or that has been excluded from the Medicare program. HIPAA directs the Secretary to establish a program to collect information on healthcare fraud and abuse to encourage individuals to report information concerning fraud and abuse against the Medicare program and provides for payment of a portion of amounts collected to such individuals. HIPAA mandates the establishment of a Fraud and Abuse Program, among other programs, to control fraud and abuse with respect to health plans and to conduct investigations, audits, evaluations, and inspections relating to the delivery of and payment for healthcare in the United States.

        HIPAA prohibits any person or entity from knowingly and willfully committing a federal healthcare offense relating to a "health care benefit program". Under HIPAA, a "health care benefit program" broadly includes any private plan or contract affecting interstate commerce under which any medical benefit, item, or service is provided to any individual. Among the "federal health care offenses" prohibited by HIPAA are healthcare fraud and making false statements relative to healthcare matters. Any person or entity that knowingly and willfully defrauds or attempts to defraud a healthcare benefit program or obtains by means of false or fraudulent pretenses, representations or promises, any of the money or property of any healthcare benefit program in connection with the delivery of healthcare services is subject to a fine and/or imprisonment. In addition, HIPAA provides that any person or entity that knowingly and willfully falsifies, conceals or covers up a material fact or makes any materially false or fraudulent statements in connection with the delivery of or payment of healthcare services by a healthcare benefit plan is subject to a fine and/or imprisonment.

        HIPAA further expands the list of acts which are subject to civil monetary penalties under federal law and increases the amount of civil penalties which may be imposed. HIPAA provides for civil fines for individuals who retain an ownership or control interest in a Medicare or Medicaid participating entity after such individuals have been excluded from participating in the Medicare or Medicaid program. HIPAA further provides for civil fines for individuals who offer inducements to Medicare or Medicaid eligible patients if the individuals know or should know that their offers will influence the patients to order or receive items or services from a particular provider, practitioner or supplier.

        In addition, HIPAA mandates, for all healthcare providers, standardization in the use, storage, and transfer of electronically transmitted healthcare data and also requires that healthcare providers, payors and clearinghouses adopt detailed new procedures for ensuring the privacy and security of individually identifiable health information. In August 2000, the Department of Health and Human Services published final regulations adopting standards for electronic transactions and for code sets to be used in those transactions. Those regulations have a specified effective date of October 16, 2002 for most providers, including us. In December 2000, the Department released final regulations establishing standards for the privacy of individually identifiable health information. The final privacy regulations, which differ substantially from previously proposed regulations, impose significant limitations on the use and disclosure of individually identifiable health information by providers, including us, as well as payors and clearinghouses. The final regulations take effect in April 2003. The final privacy regulations have been significantly criticized by many parts of the healthcare industry, and further changes in such regulations or delays in their implementation are possible.

        Compliance with the HIPAA privacy and electronic standards regulations will require significant changes in current information and claims processing practices utilized by most healthcare providers, although we believe we are compliant at this time.

        We cannot predict whether other regulatory or statutory provisions will be enacted by federal or state authorities which would prohibit or otherwise regulate relationships which we have established or may establish with other healthcare providers or the possibility of materially adverse effects on its business or revenues arising from such future actions. We believe, however, that we will be able to adjust our operations so as to be in compliance with any regulatory or statutory provision that may be applicable.

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

EMPLOYEES

        As of March 28, 2003, we had 24 full time employees, of which three were executive, 18 were administrative and three are technical employees. No employees are presently represented by any labor unions. We believe our relations with employees to be good, however additional employees will need to be recruited to meet our growth projections.

ITEM 2. DESCRIPTION OF PROPERTY

        Our principal place of business is located at 350 Jim Moran Boulevard, Deerfield Beach, Florida, 33442. This is an office park type setting where others businesses are administrative in nature. We occupy approximately 15,000 square feet space pursuant to a lease ending on August 31, 2005. The rent is currently $ 21,700 per month. We operate two Florida Health Source facilities. The Jacksonville location is for approximately 2,000 square feet pursuant to a lease expiring December 31, 2007 with annual rent of $40,128. The Boca Raton location is for approximately 2,100 square feet pursuant to a lease expiring February 1, 2008 with annual rent of $55,524.

ITEM 3. LEGAL PROCEEDINGS

        We are not a party to any material litigation, nor are we aware of any potential material litigation, other than as set forth below.

WILLIAM DUDZIAK V. PRIMED TECHNOLOGIES, L.C., EVAN BROVENICK, ET AL,

        Mr. Dudziak loaned PriMed approximately $870,000 on November 28, 1999, repayment of which was secured by all ownership interests in PriMed LC. The proceeds of the loan were used by PriMed to repurchase the PriMed stock held by Primus Physician Services. A lawsuit was filed against PriMed, Evan
Brovenick, Natalie Brovenick, Alvin Brovenick, Susan Brovenick and David Blechman. It was originally agreed between the parties that this money would be paid back within 30 days.

        Since the defendants failed to repay the money in a timely fashion, in 2001 a stipulation of settlement was executed between the parties, whereby it was agreed that Mr. Dudziak would suspend the litigation pending efforts by PriMed and Evan Brovenick to complying with certain terms set forth in the stipulation. IBX did not stay current with that agreement. In October 2002, IBX made a payment of $275,000 and the parties entered into an amended settlement agreement effective November 7, 2002 whereby Dudziak agreed to dismiss his action. Pursuant to the terms of the Agreement, the Company is obligated to make certain monthly payments, all of which have been made to date. Mr. Dudziak, pursuant to the settlement agreement, has a lien and perfected security interest on all of the assets of IBX Technologies, Inc., which is IBX's primary operating subsidiary and on 11,550,000 shares of IBX common stock owned by Evan Brovenick and David Blechman. As of March 28, 2003, approximately $548,000 was outstanding.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock began trading on January 4, 2002 on the OTC Bulletin Board under the symbol IBXG. The following table sets forth the range of high and low closing sale price as reported by the OTC Bulletin Board for our common stock for the fiscal quarters indicated. The OTC Bulletin Board quotations represent quotations between dealers without adjustment for retail mark-up, markdowns or commissions and may not represent actual transactions.

          2002                         HIGH           LOW
          ----                         ----           ---
January 1 to December 31               $.70          $.13
April 1 to June 30                     $.43          $.17
July 1 to September 30                 $.18          $.09
October 1 to December 31               $.17          $.04

DIVIDEND POLICY

        No dividends have been paid on the shares of our common stock, and we do not anticipate the payment of cash dividends in the foreseeable future. We anticipate that, for the foreseeable future any profit we report will be devoted to our future operations and that cash dividends would not be paid to our shareholders.

SALES OF UNREGISTERED SECURITIES

        In September 2001, we issued 11,550,000 shares of common stock to two individuals pursuant to the acquisition of Primed.

        In November 2001, we issued 125,000 shares each to two consultants.

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

        In May 2002, we issued an aggregate of 1,081,880 shares to one entity in exchange for cancellation of a $90,618 portion of a $104,588 promissory note and subscription receiveable of $17,570. This entity subsequently transferred the shares to its four shareholders.

        In May 2002, we issued an aggregate of 250,000 shares upon the exercise of outstanding warrants to two persons.

        In May and June 2002, an aggregate of 850,000 class A warrants were exercised by three persons using the repayment of a loan.

        In 2002, as described under Item 12-Certain Relationships and Related Transactions, the Calvo Family Spendthrift Trust, a principal shareholder, converted 8,000,000 shares of common stock into 80,000 shares of Class A Non-Voting Convertible Preferred Stock.

        In December 2002, IBX issued 1,000,000 shares of common stock to consultants, employees and an outside director for services rendered and to be rendered in the future.

All of such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 based on the relationship of such persons to IBX.

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

OVERVIEW

        IBX Group, Inc. was organized under the laws of the State of Florida in July 1997 as Vidkid Distribution, Inc. to own, distribute and produce children's intellectual properties. to own, distribute and produce children's intellectual properties In February 2001, we were spun-off from our parent company emailthatpays.com, Inc. On September 25, 2001, Vidkid acquired all of the outstanding capital stock of Primed Technologies, Inc., a Delaware corporation in a stock-for stock exchange. Primed was organized under the laws of the State of Florida on February 4, 1999 as a limited liability company and reorganized as a corporation in the State of Delaware on January 1, 2000. Primed's shareholders, Evan Brovenick and David Blechman, received 11,550,000 shares or approximately 81% of the outstanding common stock of Vidkid on a fully diluted basis. Vidkid's name was changed to IBX Group, Inc.

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

        We provide our clients in the healthcare industry with a combination of administrative services and technology development, including but not limited to physicians practice management, billing and collections, network services and software application development. Our current business focus is on specialty physicians practices, hospital-based medical services organizations and ancillary diagnostic facilities. All of the software products and services are distributed via the application services provider or ASP model with data servers located in our data center in Deerfield Beach, Florida. Our current core services involve accounts receivable management and the delivery of powerful information management systems. Our in-house development capability allows us to provide technology tools directly to the clients.

        In addition, our Florida Healthsource subsidiary is opening a multi-disciplinary clinic later this month in a prominent medical center in Boca Raton, Florida. The healthcare clinic will offer physical therapy, occupational medicine, pain management, chiropractic care and wellness services. This is the first of several new physical therapy and occupational medicine clinics planned throughout Florida. Florida Healthsource is a is the preferred provider network for more than 450,000 employees throughout the state of Florida and a physical and occupational therapy vendor for a major U.S. retailer.

        An aggregate of 11,550,000 shares of IBX held by Evan Brovenick and David Blechman, our principal officers, and the assets of PriMed are subject to a creditor's lien. Failure to comply with the terms and conditions of the related loan documents could result in a default and the forfeiture of these shares and/or assets to the lender.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

        Revenues are generated from our administrative services including accounting, billing and collection, claims processing and information management and from our new physical therapy and rehabilitation business. Revenues for the year ended December 31, 2002 were $3,220,104 as compared to revenues for the year ended December 31, 2001 of $1,885,322. The increase was due to the signing of new service agreements and the Hilco servicing agreement, for which we received a one-time fee of $500,000 and recorded revenue of $312,500 in 2002 related to that fee as well as ongoing revenues for collection services. In addition, we generated $74,600 of revenues from our physical therapy business.

        Salaries and payroll taxes were $1,300,563 for 2002 as compared to $1,052,357 for 2001. Salaries, which consist of salaried and hourly employees, include staff used for our administrative services, our technical development staff, marketing staff and office personnel. Overall our salary and payroll expense increased $248,296 . The increase in salaries was directly attributable to the increase in collection efforts related to our new service contracts and our the growth of our Florida Health Source business during the fourth quarter of 2002.

        Depreciation and amortization expense for 2002 was $115,826 as compared to $681,307 for 2001. We regularly review the carrying value of software development assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software. As of December 31, 2001, we determined that the carrying value of our software development was impaired since the software has not generated revenues and future positive cash flows could not be estimated. Accordingly, in 2001, we wrote off all remaining capitalized software costs of $364,097 to amortization expense. Depreciation expense, related to our property and equipment, for 2002 was $115,826 and for 2001 was $117,878.

        Professional fees were $191,106 for the year ended December 31, 2002 as compared to $245,673 for the year ended December 31, 2001. The decrease was attributable to lower legal and accounting fees as there were one-time fees incurred in 2001 in connection with the initial audit of our consolidated financial statements for 2001 and 2000 and legal fees incurred related to the merger in September 2001.

        Rent expense was $230,275 for the year ended December 31, 2002 as compared to $203,761 for the year ended December 31, 2001. The increase related to $2,400 for the new leases for the Florida Health Source facilities and the remainder for scheduled rent increases in existing facilities.

        Other selling, general and administrative expenses, which include contract labor, travel and entertainment, insurance and other expenses, were $1,077,836 for the year ended December 31, 2001 as compared to $703,441 for the year ended December 31, 2001, although as a percent of revenues such expenses declined from 37.3% to 33.4% of revenues.

        Total expenses from operations in 2002 were $2,915,606 compared to $2,913,539. Income from operations for 2002 was $304,498 compared to a loss from operations of $1,028,217.

        During 2002, we recognized a gain on settlement of debt of $289,662 for our loan to Dudziak as part the loan described below. For the year ended December 31, 2001, we incurred settlement expenses of $100,000 related to certain litigation. Additionally, as of December 31, 2001, we assumed the debt of an officer relating to a predecessor company lawsuit. In connection with this assumption, we recognized settlement expense of $88,834 and a related accrued liability at December 31, 2001 of $27,000.

        Interest expense was $430,867 for the year ended December 31, 2002 as compared to $325,174 for the year ended December 31, 2001. The increase was directly attributable to increased borrowings and interest on the payroll tax liabilities.

        As a result of these factors, we reported net income of $163,293 or $nil per share for the year ended December 31, 2002 as compared to a net loss of $1,542,225 or $(.12) per share for the year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        During the first part of 2002, our overall performance continued to be hampered due to continuing inadequacy of funding to meet our needs to, among other things, ramp up sales and deploy our services. During the second half of 2002, we received a $500,000 payment from Hilco Receivables LLC for services and received $79,000 in cash from the exercise of warrants. Our ability to continue as a going concern is dependent upon our ability to attain a satisfactory level of profitability, have access to suitable financing, satisfy our contractual obligations with creditors on a timely basis and develop further revenue sources.

        At December 31, 2002, we had a stockholders' deficit of $2,030,819. We have an accumulated deficit from losses of $2,815,378. Our operations and growth during 2002 have been funded from loans from third parties amounting to $163,000, exercises of warrants aggregating $79,000 and the conversion of $269,854 of loans and payables to equity. These funds were used for working capital and capital expenditures.

        We entered into an installment agreement with the U.S. Internal Revenue Service in October 2002 relating to unpaid payroll taxes, which requires us to pay $12,000 per month for 84 months. At December 31, 2002, accrued payroll taxes and estimated accrued interest and penalties aggregated $978,352.

        We have no other material commitments for capital expenditures. Other than cash generated from our operations, exercise of warrants and loans and advances from shareholders, we have no external sources of liquidity. During 2003 and through March 26, 2003, 5,295,000 warrants were exercised providing $529,500 of cash. We expect that additional outstanding class A and class B warrants will be exercised in 2003, which will provide additional cash. We may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months. Our future operations and growth is dependent on our ability to raise capital for expansion, and to seek additional revenue sources. We have no material commitments for capital expenditures.

        Net cash provided by operations during the year ended December 31, 2002 was $495,796 as compared net cash used in operations of $(175,741) in 2001.
The increase was primarily a result of net income, the increase in payroll taxes payable and related interest and increases in deferred revenues.

        Net cash used in investing activities during the year ended December 31, 2002 was $(124,054) compared to net cash used in investing activities of $(79,783) for the year ended December 31, 2001. The increase was primarily related to $35,000 paid to acquire Florida Health Source and approximately $10,000 increase in equipment purchases.

        Net cash used in financing activities for the year ended December 31, 2002 was $350,629 as compared to net cash provided by financing activities of $257,715 for the year ended December 31, 2001. The proceeds in 2002 include $79,000 from the exercises of warrants, proceeds of $163,000 from loans. IBX also made payments of $293,782 on loans, payments of $189,676 on related party loans and had cash overdrafts of $109,171.

        We are currently increasing our marketing efforts and sales force and are aggressively seeking new clients. We believe that our working capital will improve as our profitability improves and as we settle certain debt. Nevertheless, we can provide no assurance as to our future profitability, access to capital markets, or successful re-negotiation of existing debt.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following tables summarize our contractual obligations and commercial commitments as of December 31, 2002:

  Significant Capital               Within                              After
  Obligations             Total     1 Year    2-3 Years   4-5 Years    5 Years
  -------------------   --------   --------   ---------   ---------    -------
  Capital Leases        $   -          -          -           -           -
  Operating Leases      $933,442   $307,036   $549,517     $76,889       $-

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 1 to the audited financial statements included in this Annual Report on Form 10-KSB. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

REVENUE RECOGNITION

Revenue derived from billing and collections and administrative services is recognized at the completion of the service performed. Software application revenue (from licensing) is recognized in accordance with the terms of the specific agreements. Maintenance and support revenues are recognized over the term of the related agreements. The Company's subsidiary primarily acts as a referral network for physical therapy patients who are referred by insurance carriers. Revenue from providing physical therapy services is recognized upon completion of the patient services and is recorded net of amounts due to service providers

STOCK-BASED COMPENSATION

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

RECENT PRONOUNCEMENTS

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

SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The implementation of SFAS 144 did not have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary.

Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transactions that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 on October 1, 2002 did not have a material impact on the Company's financial position, results of operations or liquidity.

Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002.

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

        WE HAVE NEGATIVE WORKING CAPITAL. Primarily due to a loan maturing in 2003, we had a negative working capital of $2,660,757 at December 31, 2002 and have continued to need cash for operations.

        OUR ACCOUNTANTS HAVE ISSUED A GOING CONCERN OPINION DUE TO THE LACK OF CAPITAL. Because of the uncertainties in its ability to satisfy its future capital needs, our auditors' report on its financial statements for the year ended December 31, 2002 contains an explanatory paragraph about its ability to continue as a going concern.

        WE NEED ADDITIONAL CAPITAL TO BE SUCCESSFUL, WHICH WILL POTENTIALLY DILUTE THE VALUE OF SHARES OF SHAREHOLDERS. We need substantial capital to execute our business plan. To finance our operations to date, we have relied on private offerings of common stock, exercises of warrants and loans. The terms on which we obtains additional financing, including the exercise of the outstanding warrants may dilute the existing shareholders investments, or otherwise adversely affect its position. It is also possible that we will be unable to obtain the additional funding we need as and when we need it. If we were unable to obtain additional funding as and when needed, we could be forced to curtail our operations.

        OUR ASSETS ARE SUBJECT TO A LIEN, AND IF JUDGMENTS ARE ENTERED AND ENFORCED, IT MAY SHUT DOWN OUR OPERATIONS. We have granted a lien on all of our assets in connection with a financing transaction. We are current in the repayment obligation. Unless we are successful in repaying this obligation, our business may be shut down if these creditors are able to collect on their judgments.

        THERE ARE MANY COMPETITORS IN THE OUR MARKETS AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST THEM. There are many companies that compete with us in both transaction management and physical therapy/rehabilitation businesses. Many of these companies compete with us for hospitals and medical practices, which are our primary customers. We expect competition to continue to increase as there are no substantial barriers to entry in our market. Increased competition could result in reductions in the fees we receive for our services, lower margins or loss of clients. Any of these occurrences could materially and adversely affect our business, financial condition and results of operations. Competition is also likely to increase significantly, not only as new entities enter the market, but also as current competitors expand their services.

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

        OUR BUSINESS HAS BEEN CONCENTRATED WITH A FEW CUSTOMERS AND SUPPLIERS. For the year ended December 31, 2002,our three largest customers accounted for an aggregate of 81% of sales and 22% of accounts receivable. Consequently, our success is materially dependent on our relationship with these customers and their continued viability. We are also reliant on a single vendor for the majority of our software development activities, consequently, our success is materially dependent on its relationship with this vendor and its continued viability.

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

        THE SUCCESS OF OUR NEW PHYSICAL THERAPY REHABILITATION CENTERS IS HIGHLY DEPENDENT ON REIMBURSEMENT FROM THIRD-PARTY PAYORS. Substantially all of our revenues are derived from private and governmental third-party payors such as Medicare, Medicaid, commercial insurers, managed care plans, workers' compensation payors and other private pay revenue sources. There are increasing pressures from many payors to control healthcare costs and to reduce or limit increases in reimbursement rates for medical services. There can be no assurances that payments from government or private payors will remain at levels comparable to present levels. In attempts to limit federal spending, there have been, and we expect that there will continue to be, a number of proposals to limit Medicare reimbursement for various services. We cannot now predict whether any of these pending proposals will be adopted or what effect the adoption of such proposals would have on our business.

        OUR NEW PHYSICAL THERAPY/REHABILITATION BUSINESS IS SUBJECT TO EXTENSIVE FEDERAL AND STATE REGULATION THAT CAN AFFECT OUR OPERATIONS. Our business is subject to extensive federal and state regulation with respect to financial relationships among healthcare providers, physician self-referral arrangements and other fraud and abuse issues. Penalties for violation of federal and state laws and regulations include exclusion from participation in the Medicare and Medicaid programs, asset forfeiture, civil penalties and criminal penalties, any of which could have a material adverse effect on our business, results of operations or financial condition. The Office of Inspector General of the Department of Health and Human Services, the Department of Justice and other federal agencies interpret healthcare fraud and abuse provisions liberally and enforce them aggressively.

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

        FLUCTUATIONS IN OUR OPERATING RESULTS MAY ADVERSELY AFFECT OUR STOCK PRICE AND PURCHASERS OF OUR SHARES OF COMMON STOCK MAY LOSE ALL OR A PORTION OF THEIR INVESTMENT. Historically, there has been volatility in the market price for our common stock. Our quarterly operating results, changes in general conditions in the economy, the financial markets or the healthcare industry, or other developments affecting us or our competitors, could cause the market price of our common stock to fluctuate substantially. We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors. Factors that may adversely affect our quarterly operating results include:

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

        THE EXERCISE OF WARRANTS WILL BE DILUTIVE TO OUR EXISTING SHAREHOLDERS. We have outstanding options and warrants to purchase a total of approximately 36,400,000 shares of our common stock at prices ranging between $ .10 to $.50 per share. The exercise of these warrants and options may materially adversely affect the market price of our common stock and will have a dilutive effect on our existing shareholders.

        IF THE SELLING SHAREHOLDERS ALL ELECT TO SELL THEIR SHARES OF OUR COMMON STOCK AT THE SAME TIME, THE MARKET PRICE OF OUR SHARES MAY DECREASE. It is possible that the selling shareholders will offer all of the shares for sale. Further, because it is possible that a significant number of shares could be sold at the same time, the sales, or the possibility thereof, may have a depressive effect on the market price of our common stock.

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

        OUR OUTSTANDING PREFERRED STOCK IS CONVERTIBLE INTO COMMON STOCK AND THE UNDERLYING COMMON STOCK MAY BE SOLD IN THE MARKET UNDER RULE 144. In 2002 we issued our Series A Nonvoting Convertible Preferred Stock to the Calvo Family Spendthrift Trust to prevent that shareholder from exercising any control over our affairs. However, these shares are convertible into up to 8,000,000 shares of our common stock. All of these shares are eligible for sale under Rule 144 from time to time, which may affect the market price of our common stock. The preferred stock was issued since William A. Calvo, a beneficiary of the trust, was found guilty of violating Section 5 of the Securities Act by reselling, or by being a necessary or substantial participant in the resale of, unregistered Systems of Excellence shares and that Diversified Corporate Consulting Group, a limited liability company of which Mr. Calvo was a member, had violated Section 17(a) of the Securities Act and Section 10(b) of the Exchange Act with respect to the fraudulent and manipulative trading in Systems of Excellence shares. The conversion into the class A preferred stock will help us to limit any control that Mr. Calvo may have over IBX.

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

        None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

        The following persons are members of our board of directors and executive officers, in the capacities indicated:

        NAME                    AGE     POSITION
        ----                    ---     --------
        Evan Brovenick          41      Chairman of the Board, President and
                                        Chief Executive Officer
        David Blechman          50      Vice President, Secretary and Director
        Alvin Brovenick         71      Director
        Steve Adelstein         56      Director

        EVAN R. BROVENICK has been chairman of the board, president and chief executive officer since the acquisition of PriMed in September 2001 and was a founder and president and chief executive officer of PriMed and its predecessors since its inception in 1999. From January 1994 until March 1999, Mr. Brovenick served as the director of marketing and business development for ManageMed, a healthcare services company .

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

        STEVEN ADELSTEIN has been a director since July 1997 and served as our chairman of the board, chief executive officer, president and director from July 1997 until our acquisition of Primed in September 2001. From May 1995 until October 1999, Mr. Adelstein served as chairman of the board, chief executive officer and president of emailthatpays.com, Inc. From 1993 to 1995, Mr. Adelstein served as executive producer of "Jelly Bean Jungle", a children's television series syndicated in over 85% of the U.S. markets and in many foreign territories. Mr. Adelstein has served as president of A.U.W., Inc., a venture capital company, since 1993.

        The directors hold office until the next annual meeting of the shareholders and until there successors have been duly elected or qualified.

COMMITTEES

        The audit committee currently consists of Steven Adelstein.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

        To IBX's knowledge, based solely on a review of the copies of such reports furnished to IBX and on representations that no other reports were required, all reports were timely filed during fiscal 2002 as required under
Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

        The following tables summarize the total compensation paid to Evan Brovenick, our chief executive officer and the other executive offers with compensation of at least $100,000 in 2002.

                           Summary Compensation Table
                           --------------------------

                            Annual Compensation          Long-Term Compensation
                      -------------------------------   ------------------------
                                             Other      Restricted  Securities
                                             Annual       Stock     Underlying
 Name and                   Salary           Compen-      Awards    Options/SARs
 Principal Position   Year    ($)    Bonus  sation(1)      ($)          (#)
 ------------------   ----  -------  -----  ---------   ----------  ------------
 Evan Brovenick       2002  125,000    -     $15,476        -            -
 President and Chief  2001  100,000    -     $15,000        -            -
 Executive Officer    2000  100,000    -     $15,000        -            -

 David Blechman       2002  125,000    -     $12,359        -            -
 Vice President       2001  100,000    -     $15,000        -            -
                      2000  100,000    -     $15,000        -            -

(1) Includes car allowance, health coverage and life insurance.

GRANTS OF STOCK OPTIONS

No options were granted to the executive officers named above in 2002.

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

        As compensation for his services, Mr. Brovenick will receive in 2003 an annual base compensation of $125,000. Subject to board approval, the annual base salary in each succeeding year will be equal to at least 110% of the annual base salary from the prior year.

        In addition to the monthly compensation, Mr. Brovenick was issued 6,600,000 shares of our common stock, that vest only if during the term of Mr. Brovenick's employment, we have a net pre-tax profit of at least one dollar as determined by our year-end audited financial statements. Until such time as the shares have vested, Mr. Brovenick will have no right to vote the shares nor may he have the right to pledge, encumber, hypothecate or in any way transfer the shares. These shares vested as a result of the 2002 financial results.

        Mr. Brovenick will also be entitled to such other bonuses based upon our performance as determined in the sole and absolute discretion of the board of directors; will be offered health insurance coverage at no cost; be entitled to participate in such employee benefit programs as are offered to other employees; and be entitled to annual paid vacation Mr. Brovenick will also be reimbursed for out-of-pocket expenses incurred by him in the performance of his duties.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following tables disclose information concerning ownership of common stock by officers, directors and holders of 5% or more of our common stock. Our currently outstanding shares of common stock, for purposes of these calculations, are calculated based on information available as of March 15, 2003 and include both currently outstanding securities and securities which a named person has a right to acquire within 60 days following the date of this report.

                                        Amount and Nature of
 Name and Address of Beneficial Owner   Beneficial Ownership    Percent of Class
 ------------------------------------   --------------------    ----------------
 Evan Brovenick                             17,262,500 (1)            37.5
 David Blechman                              2,887,500                 6.3
 Tucker Family Spendthrift Trust            24,911,424 (2)            40.5
 Calvo Family Spendthrift Trust             25,834,741 (3)            45.1
 Steven Adelstein                              787,790 (4)             2.0
 Alvin Brovenick                                     0                  -
 All officers and directors as              20,577,790                45.8
   a group (4 persons)

(1) Includes 15,262,500 shares and 2,000,000 shares issuable upon exercise of outstanding warrants.

(2) The Tucker family is comprised of Michelle Tucker, Leonard Miles Tucker, her husband, and their minor daughters Shayna and Montana. Includes 7,355,533 shares, 5,463,391 class A warrants and 10,000,000 class B warrants. Also includes 2,092,500 shares owned by Blue Lake Capital Corp., which is owned by members of the Tucker family.

(3) The Calvo family is comprised of Cyndi Calvo; William A. Calvo, III, her husband; William, Alexander and Edward, their minor sons. All the shares are held by the Calvo Family Spendthrift Trust. Includes 609,741 shares of common stock. Excludes 80,000 shares of Class A Nonvoting Convertible Preferred Stock that are convertible into 8,000,000 shares of common stock subject to certain restrictions and 72,250 class E warrants and 100,000 class F warrants that are exercisable into an 172,250 shares of Class A Nonvoting Convertible Preferred Stock which is then convertible into 25,225,000 shares of common stock. The terms of the Preferred Stock prohibit the holder from owning more than 4.9% of the outstanding voting stock at any time. Accordingly, the Trust will never hold the number of shares set forth above at any time.

(4) Includes 427,790 shares owned by Mr. Adelstein and 360,000 class C warrants exercisable at $.10 per share.

STOCK SELLING PLAN

Evan Brovenick and David Blechman's shares in IBX have been pledged to secure the repayment of IBX's obligations to Bill Dudziak. They have each advised us that he has entered into a written stock selling plan in accordance with SEC Rule 10b5-1 pursuant to which he will gradually liquidate a portion of his holdings in the Company. The proceeds of any sales will be held in escrow and will secure in part the repayment of IBX's obligations to Bill Dudziak. At such time as the Dudziak obligation is repaid in full by IBX, any escrowed funds and shares will be released to Messrs. Brovenick and Blechman. The plans calls for weekly sales of stock of up to 44,000 shares for Mr. Brovenick and 22,000 shares for Mr. Blechman, with the amounts dependent upon the prevailing market price. The minimum price for sales under the plans is $.15 per share. Selling according to this plan will commence the week of March 31, 2003, and end when Mr. Brovenick has sold 1,000,000 shares and Mr. Blechman 500,000 shares, unless the plan is terminated earlier. Messrs. Brovenick and Blechman have not sold any shares of IBX Common Stock and have stated they have no present intention to do so other than as set forth above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Evan Brovenick, our president and chief executive officer, loaned us $93,000 in 2001 and $175,000 in 2000. The 2001 advances have been treated as a contribution to capital. At December 31, 2002, $454 was outstanding.

In 2001, simultaneous with the private placement described below, Mr. Brovenick was issued 2,000,000 class C warrants with an exercise price of $.10 per share and 2,000,000 class D warrants with an exercise price of $.20 per share. Mr. Brovenick subsequently assigned the class C warrants to Steven Adelstein, a director. Mr. Adelstein assigned 1,640,000 of these warrants to his adult children. Mr. Brovenick also assigned 1,000,000 class D warrants to each of Glen Chwatt and Brett Finkelstein in exchange for their waiving anti-dilution rights in their consulting agreements.

Mr. Adelstein was also issued 250,000 options with an exercise price of $.50 per share in 2001 for his service as president of Vidkid, which he has assigned to other persons.

During 2002, Todd Adelstein and Tammi Shnider, the adult children of Steven Adelstein, a director, lent us an aggregate of $46,036 for operating expenses. In May 2002, the $46,036 loan from Mr. Adelstein and Ms. Shnider and $25,000 from an unrelated person was converted into a purchase of restricted stock at a price of $.10 per share. The Calvo Family Spendthrift Trust and the Tucker Family Spendthrift Trust each cancelled 425,000 class A warrants as part of this transaction.

YANKEES:

        The Yankee Companies Inc. and PriMed entered into a strategic consulting agreement on January 31, 2001. Pursuant to the terms of the consulting agreement, Yankees agreed to assist PriMed to become a publicly held corporation and to obtain required financing and PriMed agreed to issue Yankees 10% of PriMed's common stock. Yankees is a privately held Florida corporation that provides clients with consulting in the areas of management, finance and regulatory compliance. It also assists its clients with capital raising matters by assisting in structuring debt and equity offerings and, on occasion, investing in client securities and providing short term loans. Yankees and its shareholders invested $92,000 in PriMed through purchase of notes, which were converted into common stock in December 2001. In December 2001, we completed a private placement for $200,000 to the two Yankees shareholders, which included the outstanding class A and B warrants. At the same time, the consulting agreement was terminated.

        While there is no contractual relationship, during 2001 Yankees provided us with access to the services of a number of its employees and access to the services of other persons who were under independent contractor arrangements with Yankees, pursuant to which they provide Yankees' clients with assistance, as required. Among such persons were Leonard Miles Tucker, Yankees president; William A. Calvo, III, Yankees vice president; Kevin Dornan, general counsel and Vanessa H. Lindsey, Yankees chief administrative officer. Ms. Lindsay and Mr. Dornan formerly served as IBX directors. No compensation was paid for these services.

        During 2002, Yankees affiliates, including the Calvo Family Spendthrift Trust and the Tucker Family Spendthrift Trust, lent us an aggregate of $94,237. This amount was used to convert 942,366 warrants. In May 2002, the Calvo Family Spendthrift Trust and the Tucker Family Spendthrift Trust each agreed to transfer 425,000 class A warrants to lenders to IBX.

        Effective May 29, 2002, we entered into an Exchange Agreement with the Calvo Family Spendthrift Trust pursuant to which the trust exchanged 8,000,000 of the 9,682,325 shares of common stock it currently holds for 80,000 shares of the non-voting class A preferred stock . The agreement provides that the trust cannot own 5% or more of our voting securities. We determined to enter into the Exchange Agreement since William A. Calvo, a beneficiary of the trust, recently was found guilty of violating Section 5 of the Securities Act by reselling, or by being a necessary or substantial participant in the resale of, unregistered Systems of Excellence shares and that Diversified Corporate Consulting Group, a limited liability company of which Mr. Calvo was a member, had violated Section 17(a) of the Securities Act and Section 10(b) of the Exchange Act with respect to the fraudulent and manipulative trading in Systems of Excellence shares. The conversion into the class A preferred stock will help us to limit any control that Mr. Calvo may have over IBX.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     EXHIBITS

        Exhibit
        Number  Description
        ------  -----------
        2.1 Stock Exchange Agreement Dated August 31, 2001 between VidKid Distribution, Inc. and PriMed Technologies, Inc. (3)

        3.1     Articles of incorporation (1) (3)

        3.2     Bylaws (1)

        3.3     Certificate of Amendment of Articles of Incorporation (5)

        4.1     Warrant A Agreement (2)

        4.2     Warrant B Agreement (2)

        4.3     Warrant B Agreement (2)

        4.4     Warrant B Agreement (2)

        10.1    Settlement Agreement dated as of December 19, 2001 (2).

        10.2    Employment Agreement with Evan Brovenick (2)

        10.2    Employment Agreement with David Blechman (4)

        10.4    Conversion Agreement with Calvo Family Spendthrift Trust (5)

        99      Certifications
 ----------
(1) Incorporated by reference to the Company's registration statement on Form SB-2 (file no. 333-36666)

(2) Incorporated by reference to the Company's Current Report on Form 8-K dated December 19, 2001

(3) Incorporated by reference to the Company's Current Report on Form 8-K dated September 25, 2001

(4) Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2001

(5) Incorporated by reference to the Company's Registration Statement on Form SB-2 (file no. 333-90660)

        (b)     REPORTS ON FORM 8-K

        None

ITEM 14. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IBX GROUP, INC.

Date:  March 31, 2003                   By: /s/ Evan Brovenick
                                            -------------------------
                                            Evan Brovenick, President


        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


    SIGNATURE                        TITLE                      DATE
    ---------                        -----                      ----

 /s/ Evan R. Brovenick       Chief Executive Officer,           March 31, 2003
 ---------------------       President and Director
 Evan R. Brovenick

 /s/ David Blechman          Director, Vice President,          March 31, 2003
 ------------------          Treasurer and Secretary
 David Blechman

 /s/ Alvin Brovenick         Director                           March 31, 2003
 -------------------
 Alvin Brovenick

 /s/ Steven Adelstein        Director                           March 31, 2003
 --------------------
 Steven Adelstein

                                 CERTIFICATION

I Evan Brovenick, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of IBX Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date");

(c) Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                    /s/ Evan Brovenick
                                        Evan Brovenick, Chairman and
                                        Chief Executive Officer

                                 CERTIFICATION

I David Blechman, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of IBX Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date");

(c) Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003                    /s/ David Blechman
                                        David Blechman, Treasurer

                        IBX GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE YEAR ENDED DECEMBER 31, 2002 AND 2001



                                TABLE OF CONTENTS



Independent Auditors' Report.................................................F-2


Consolidated Financial Statements:


   Consolidated Balance Sheet at December 31, 2002...........................F-3


   Consolidated Statements of Operations for
        the year ended December 31, 2002 and 2001............................F-4


   Consolidated Statements of Changes in Stockholders' Deficit for
        the year ended December 31, 2002 and 2001............................F-5


   Consolidated Statements of Cash Flows for
        the year ended December 31, 2002 and 2001............................F-6


Notes to Consolidated Financial Statements...........................F-7 to F-23

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders:

 IBX Group, Inc.

We have audited the accompanying consolidated balance sheet of IBX Group, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IBX Group, Inc. and Subsidiaries, as of December 31, 2002, and the consolidated results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has a working capital deficiency of $2,282,531 at December 31, 2002, and has an accumulated deficit of $2,815,378. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SALBERG & COMPANY, P.A.
SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 15, 2003

                        IBX GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2002

                                     ASSETS

Current assets:
  Cash ..........................................................   $    23,304
  Accounts receivable, net of allowance for doubtful
    accounts of $126,128 ........................................       144,854
  Other current assets ..........................................        20,955
                                                                    -----------

       Total current assets .....................................       189,113
                                                                    -----------

Property and equipment, net .....................................       285,198
                                                                    -----------

Other assets:
  Intangible assets .............................................        27,600
  Goodwill ......................................................        71,207
                                                                    -----------

       Total other assets .......................................        98,807
                                                                    -----------

       Total assets .............................................   $   573,118
                                                                    ===========

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Note payable, current maturities ..............................   $   516,421
  Checks outstanding in excess of bank balances .................        25,064
  Accounts payable ..............................................       475,393
  Accrued expenses ..............................................       102,535
  Payroll taxes payable .........................................       978,352
  Customer deposits .............................................       185,925
  Deferred revenue ..............................................       187,500
  Due to related party ..........................................           454
                                                                    -----------

       Total current liabilities ................................     2,471,644

Long-term liabilities:
  Note payable, net of current maturities .......................       132,293
                                                                    -----------

       Total current liabilities ................................     2,603,937
                                                                    -----------

Commitments and contingencies

Stockholders' deficit:
  Preferred Stock ($0.005 par value;
    4,700,000 authorized shares; none issued and outstanding) ...             -
  Class A Non-voting Convertible Preferred Stock
    ($0.005 par value; 300,000 authorized shares;
    80,000 shares issued and outstanding) .......................        40,000
  Common stock ($0.005 par value; 100,000,000 authorized
    shares; 40,751,743 shares issued and outstanding) ...........       203,760
  Common stock issuable (600,000 shares) ........................         3,000
  Additional paid-in capital ....................................       669,442
  Accumulated deficit ...........................................    (2,815,378)
  Less: Stock subscription receivable ...........................       (20,070)
  Less: Deferred compensation and consulting ....................      (111,573)
                                                                    -----------

       Total stockholders' deficit ..............................    (2,030,819)
                                                                    -----------

       Total liabilities and stockholders' deficit ..............   $   573,118
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                        IBX GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        For the Year Ended
                                                            December 31,
                                                    ----------------------------
                                                         2002          2001
                                                    ------------   ------------

REVENUES .........................................  $  3,220,104   $  1,885,322
                                                    ------------   ------------


OPERATING EXPENSES:
    Salaries and payroll taxes ...................     1,300,563      1,052,357
    Depreciation and amortization ................       115,826        681,307
    Professional fees ............................       191,106        245,673
    Rent .........................................       230,275        230,761
    Other selling, general and administrative ....     1,077,836        703,441
                                                    ------------   ------------

        Total Operating Expenses .................     2,915,606      2,913,539
                                                    ------------   ------------

INCOME (LOSS) FROM OPERATIONS ....................       304,498     (1,028,217)
                                                    ------------   ------------

OTHER INCOME (EXPENSES):
    Settlement expense ...........................             -       (188,834)
    Gain on forgiveness of debt ..................       289,662              -
    Interest expense .............................      (430,867)      (325,174)
                                                    ------------   ------------

        Total Other Income (Expenses) ............      (141,205)      (514,008)
                                                    ------------   ------------

NET INCOME (LOSS) ................................  $    163,293   $ (1,542,225)
                                                    ============   ============

EARNING (LOSS) PER SHARE:
      Net Income (Loss) Per Common Share - Basic .  $       0.00   $      (0.12)
                                                    ============   ============
      Net Income (Loss) Per Common Share - Diluted  $       0.00   $      (0.12)
                                                    ============   ============

      Weighted Common Shares Outstanding - Basic .    37,003,110     13,150,262
                                                    ============   ============
      Weighted Common Shares Outstanding - Diluted    55,176,341     13,150,262
                                                    ============   ============

           See accompanying note to consolidated financial statements.

                                         IBX GROUP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                  For the Years Ended December 31, 2002 and 2001


                                                 PREFERRED STOCK       COMMON STOCK         COMMON STOCK ISSUABLE
                                                 ---------------  -----------------------   ---------------------
                                                 SHARES   AMOUNT    SHARES       AMOUNT       SHARES      AMOUNT
                                                 ------  -------  -----------   ---------   ----------   --------
Balance at December 31, 2000 ..................       -      $ -   11,550,000   $  57,750            -   $      -

Recapitalization of company ...................       -        -    2,637,500      13,188            -          -

Contributed capital ...........................       -        -            -           -            -          -

Sale of common stock ..........................       -        -   10,937,500      54,688            -          -

Common shares issued for debt .................       -        -   10,062,500      50,313            -          -

Contingently returnable common shares
     issued for services to officer ...........       -        -    6,600,000      33,000            -          -

Common stock issued for services to vendor ....       -        -       50,000         250            -          -

Common stock issuable for services ............       -        -            -           -    2,000,000     10,000

Amortization of deferred compensation .........       -        -            -           -            -          -

Net loss for the year .........................       -        -            -           -            -          -
                                                 ------  -------  -----------   ---------   ----------   --------

Balance at December 31, 2001 ..................       -        -   41,837,500     209,189    2,000,000     10,000

Exercise of stock options .....................       -        -      250,000       1,250            -          -

Exercise of warrants for cash .................       -        -      789,997       3,950            -          -

Exercise of warrants for exchange of debt .....       -        -    1,792,366       8,962            -          -

Common stock issued in exchange for debt ......       -        -    1,081,880       5,409            -          -

Grant of warrants .............................       -        -            -           -            -          -

Common stock issued for services rendered .....       -        -    1,000,000       5,000            -          -

Issuance of previously issuable common stock ..       -        -    2,000,000      10,000   (2,000,000)   (10,000)

Issuance of preferred shares for common .......  80,000   40,000   (8,000,000)    (40,000)           -          -

Common stock issuable for acquisition of assets       -        -            -           -      600,000      3,000

Amortization of deferred compensation .........       -        -            -           -            -          -

Net Income for the year .......................       -        -            -           -            -          -
                                                 ------  -------  -----------   ---------   ----------   --------

Balance at December 31, 2002 ..................  80,000  $40,000   40,751,743   $ 203,760      600,000   $  3,000
                                                 ======  =======  ===========   =========   ==========   ========

                                                                                                      (continued)
                           See accompanying note to consolidated financial statements.
                                                       F-5-A

                                            IBX GROUP, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                     For the Years Ended December 31, 2002 and 2001
                                                       (continued)


                                                 ADDITIONAL                     STOCK        DEFERRED
                                                  PAID-IN      ACCUMULATED   SUBSCRIPTION   COMPENSATION
                                                  CAPITAL        DEFICIT      RECEIVABLE   AND CONSULTING      TOTAL
                                                -----------    -----------    -----------  --------------   -----------
Balance at December 31, 2000 .................. $   (57,550)   $(1,436,446)   $         -    $         -    $(1,436,246)

Recapitalization of company ...................    (181,188)             -              -              -       (168,000)

Contributed capital ...........................      93,000              -              -              -         93,000

Sale of common stock ..........................     145,312              -              -              -        200,000

Common shares issued for debt .................     133,687              -              -              -        184,000

Contingently returnable common shares
     issued for services to officer ...........      87,686              -              -       (120,686)             -

Common stock issued for services to vendor ....         664              -              -              -            914

Common stock issuable for services ............      28,878              -              -        (20,593)        18,285

Amortization of deferred compensation .........           -              -              -          1,430          1,430

Net loss for the year .........................           -     (1,542,225)             -              -     (1,542,225)
                                                -----------    -----------    -----------    -----------    -----------

Balance at December 31, 2001 ..................     250,489     (2,978,671)             -       (139,849)    (2,648,842)

Exercise of stock options .....................       1,250              -         (2,500)             -              -

Exercise of warrants for cash .................      75,050              -              -              -         79,000

Exercise of warrants for exchange of debt .....     170,274              -              -              -        179,236

Common stock issued in exchange for debt ......     102,779              -        (17,570)             -         90,618

Grant of warrants .............................       4,000              -              -         (2,667)         1,333

Common stock issued for services rendered .....      41,000              -              -         (9,200)        36,800

Issuance of previously issuable common stock ..           -              -              -              -              -

Issuance of preferred shares for common .......           -              -              -              -              -

Common stock issuable for acquisition of assets      24,600              -              -              -         27,600

Amortization of deferred compensation .........           -              -              -         40,143         40,143

Net Income for the year .......................           -        163,293              -              -        163,293
                                                -----------    -----------    -----------    -----------    -----------

Balance at December 31, 2002 .................. $   669,442    $(2,815,378)   $   (20,070)   $  (111,573)   $(2,030,819)
                                                ===========    ===========    ===========    ===========    ===========

                               See accompanying note to consolidated financial statements.
                                                          F-5-B

                            IBX GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the Years
                                                                  Ended December 31,
                                                              -------------------------
                                                                 2002           2001
                                                              ---------     -----------
Cash flows from operating activities:
  Net income (loss) ......................................    $ 163,293     $(1,542,225)
  Adjustments to reconcile net loss to net cash
  used in (provided by) operating activities:
    Depreciation and amortization ........................      115,826         681,307
    Non-cash compensation and consulting expense .........       80,028          20,629
    Bad debt expense .....................................            -          25,612
    Gain on forgiveness of debt ..........................     (289,662)              -

    (Increase) decrease in:
      Accounts receivable ................................      (14,957)        (71,947)
      Other current assets ...............................       (5,198)        (14,157)

    Increase (decrease) in:
      Accounts payable ...................................       99,927          28,889
      Accrued expenses ...................................     (201,240)        103,882
      Payroll taxes payable ..............................      503,626         203,295
      Customer deposits ..................................     (177,923)        114,515
      Deferred revenue ...................................      187,500               -
      Interest payable ...................................       34,576         274,459
                                                              ---------     -----------
Net cash (used in) provided by operating activities ......      495,796        (175,741)
                                                              ---------     -----------
Cash flows from investing activities:
  Cash paid for acquisition ..............................      (35,000)              -
  Purchase of property and equipment .....................      (89,054)        (79,783)
                                                              ---------     -----------
Net cash used in investing activities ....................     (124,054)        (79,783)
                                                              ---------     -----------
Cash flows from financing activities:
  Proceeds from sale of common stock .....................            -         200,000
  Proceeds from exercise of stock warrants ...............       79,000               -
  Checks outstanding in excess of bank balances ..........     (109,171)        101,746
  Payments on loans ......................................     (293,782)       (202,500)
  Proceeds from loans ....................................      163,000          92,000
  Proceeds from (payments on) advances from related party      (189,676)         66,469
                                                              ---------     -----------
Net cash provided by financing activities ................     (350,629)        257,715
                                                              ---------     -----------

Net increase in cash .....................................       21,113           2,191

Cash at beginning of year ................................        2,191               -
                                                              ---------     -----------
Cash at end of year ......................................    $  23,304     $     2,191
                                                              =========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest ...............................................    $       -     $    28,000
                                                              =========     ===========
  Income Taxes ...........................................    $       -     $         -
                                                              =========     ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Loan payable-related party contributed to capital ......    $       -     $    93,000
                                                              =========     ===========
  Common stock issued for debt and subscription receivable    $ 108,188     $   184,000
                                                              =========     ===========
  Common stock issued and issuable for future services ...    $       -     $   141,279
                                                              =========     ===========
  Exercise of common stock warrants for debt .............    $ 179,236     $         -
                                                              =========     ===========
  Common stock issuable for assets .......................    $  27,600     $         -
                                                              =========     ===========
Acquisition details:
  Fair value of assets acquired ..........................    $  18,816     $         -
                                                              =========     ===========
  Liabilities assumed ....................................    $  55,023     $   168,000
                                                              =========     ===========
  Goodwill ...............................................    $  71,207     $         -
                                                              =========     ===========

              See accompanying notes to consolidated financial statements.
                                           F-6

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

IBX Group, Inc. (the "Company") was organized under the laws of the state of Florida in July 1997 as Vidkid Distribution, Inc. ("Vidkid"). On September 25, 2001 (the "acquisition date"), the Company acquired all of the outstanding capital stock of PriMed Technologies, Inc., a Florida corporation ("PriMed"). PriMed was organized under the laws of the State of Florida on February 4, 1999 as a limited liability company and reorganized as a corporation on January 1, 2000. PriMed was acquired in a stock-for-stock transaction in which PriMed's shareholders received approximately 81% of the outstanding common stock of Vidkid on a fully diluted basis. Under the Agreement, Vidkid issued 11,550,000 shares of its common stock in exchange for each and every share of common stock of PriMed and Vidkid's name was changed to IBX Group, Inc. In September 2002, the Company acquired Florida Health Source, LLC and entered the business of providing physical therapy services to referred patients.

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

For financial accounting purposes, the exchange of stock was treated as a recapitalization of PriMed with the former shareholders of Vidkid retaining 2,637,500 or approximately 19% of the outstanding stock. The stockholders' equity section reflects the change in the capital structure of PriMed due to the recapitalization and the consolidated financial statements reflect the operations of PriMed for the periods presented and the operations of IBX Group, Inc. from the acquisition date.

All of the common shares of the Company held by two officers, which aggregates 11,550,000 shares, and the assets of PriMed are subject to a creditor's lien. Failure to comply with the terms and conditions of the PriMed loan documents could result in a default and the forfeiture of the PriMed Shares to the lender.

On December 19, 2001, the Company settled litigation involving its wholly owned subsidiary, PriMed, as a result of which a material change in control has occurred. During the period from January 17, 2001 to April 3, 2001, a third party advanced the Company $92,000 pursuant to a consulting agreement which stated the Company would issue convertible bonds which are convertible at a 50% of the fair market value of the common stock to be measured as stipulated in the agreement. Pursuant to the terms of the settlement, all of the bondholders who purchased $92,000 worth of the bonds converted their bonds into 10,062,500 shares of the Company's common stock (see Note 7).

All of the assets of the Company's primary operating subsidiary have been pledged to secure a loan obligation to a creditor. Two of the Company's primary officers have also pledged the 11,550,000 shares of the Company owned by them and have personally guaranteed the loan. Payments of $275,000 were recently made in 2002 and the terms of the loan have been restructured effective October 8, 2002 resulting in a gain on settlement of $289,662 (See Note 5). Failure to comply with the terms and conditions of the loan documents could result in a default and the transfer of these assets and shares to the lender. The Company is in the process of moving its operating assets and liabilities, including this loan, from Primed to IBX Technologies, Inc., another wholly-owned subsidiary.

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRINCIPLES OF CONSOLIDATION

The consolidated statements include the accounts of IBX Group, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all cash and other demand deposits to be cash and cash equivalents. As of December 31, 2002 and 2001, the Company had no cash equivalents.

ACCOUNTS RECEIVABLE AND ALLOWANCE

The Company estimates an allowance for doubtful accounts relating to its medical billing business on a specific identification basis. Allowance for doubtful accounts related to the physical therapy business are estimated based on the Company's estimate of collectibility based on factors such as age of receivables and historical collection experiences. At December 31, 2002, $72,234 of net accounts receivables were collateral under a loan agreement (see Note 5).

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, and loans payable approximate their fair market value based on the short-term maturity of these instruments.

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

REVENUE RECOGNITION

Revenue derived from billing and collections and administrative services is recognized at the completion of the service performed. Software application revenue (from licensing) is recognized in accordance with the terms of the specific agreements. Maintenance and support revenues are recognized over the term of the related agreements. The Company's subsidiary primarily acts as a referral network for physical therapy patients who are referred by insurance carriers. Revenue from providing physical therapy services is recognized upon completion of the patient services and is recorded net of amounts due to service providers

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2002 include the allowance for doubtful accounts, the recoverability of goodwill, and the valuation of certain equity instruments issued or granted for services.

ADVERTISING

Advertising costs are expensed when incurred. For the years ended December 31, 2002 and 2001, advertising expense amounted to $239,698 and $44,877, respectively.

LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

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

STOCK-BASED COMPENSATION

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. In 2001, diluted loss per common share is not presented because it is anti-dilutive due to the Company's net loss. Basic and diluted loss per share in 2001 does not include 6,600,000 contingently returnable shares. The 6,600,000 shares are included in the 2002 earnings per share as they have vested at December 31, 2002.

The following table presents a reconciliation of basic and diluted earnings per share:

                                                                         2002
                                                                     -----------
Net income ......................................................    $   163,293
                                                                     -----------
Income available to common shares ...............................        163,293
Weighted average shares outstanding - basic .....................     37,003,110
EPS - BASIC .....................................................    $         -
                                                                     ===========

Income available to common shares ...............................    $   163,293
Weighted average shares outstanding - basic .....................     37,003,110

Effect of dilutive securities:
Convertible preferred stock .....................................      2,016,438
Contingently returnable common stock-Contingency satisfied
at December 31, 2002 ............................................      6,600,000
Exercised options and warrants ..................................        693,712
Unexercised options and warrants ................................      8,863,081
                                                                     -----------
Weighted average shares outstanding - diluted ...................     55,176,341
EPS - DILUTED ...................................................    $         -
                                                                     ===========

In 2002, 2,345,867 common stock options were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

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

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations", pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The implementation of SFAS 144 did not have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transactions that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 on October 1, 2002 did not have a material impact on the Company's financial position, results of operations or liquidity.

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002. The adoption of the disclosure provisions of Statement 148 as of December 31, 2002 did not have a material impact on the Company's financial condition or results of operations.

NOTE 2 - ACQUISITION

On October 4, 2002 (the "Acquisition Date") the Company acquired 100% of the membership interest in Florida Health Source, LLC ("FHS"), a Florida limited liability company formed on September 9, 2002. At the acquisition date, FHS was a preferred provider network for more than 100,000 employees throughout the state of Florida and is now a physical and occupational therapy vendor for a major U.S. retailer. Additionally, currently FHS operates two multi-disciplinary facilities providing physical therapy, occupational medicine, pain management and wellness services. In connection with the acquisition, the Company entered into employment agreements with three key employees. Each employment agreement has a term of three years effective October 1, 2002 and grants a 13.33% membership interest in FHS (an aggregate 39.99% interest for all three employees) upon attaining certain stipulated financial performance goals in FHS. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. The purchase price exceeded the fair value of net assets acquired by $71,207. The excess has been applied to goodwill. The results of operations of FHS are included in the consolidated results of operations of the Company from the Acquisition Date. Pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" Goodwill has an indefinite life and accordingly will not be amortized.

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE 2 - ACQUISITION (CONTINUED)

The assets and liabilities acquired were as follows:

         Accounts receivable  $ 18,816
         Due to providers ...  (15,052)
         Accrued compensation  (39,971)
         Goodwill ...........   71,207
                              --------

         Cash purchase price  $ 35,000
                              ========

On December 6, 2002 (the "Acquisition Date") the Company entered into an asset purchase agreement with an individual related to a director of the Company, whereby, the Company acquired more than 170 domain names and informational websites on healthcare topics ranging from arthritis to diabetes. In connection with the asset purchase agreement, the Company is to issue 600,000 shares of common stock, which as of December 31, 2002, have not been issued and are included in common stock issuable on the accompanying balance sheet. The fair value of the intangible assets acquired was based on the $.046 quoted trading price of the common stock on the acquisition date and amounted to $27,600 (see
Note 6).

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of FHS had occurred as of inception date of FHS which was September 9, 2002:

                                                          Year Ended
                                                       December 31, 2002
                                                       -----------------
         Net Revenues ..................................  $3,238,920
         Net Income ....................................  $  127,085
         Net Loss per Share from continuing operations .  $      .01

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 3 - PROPERTY AND EQUIPMENT

At December 31, 2002, property and equipment consisted of the following:

         Computer equipment and software  $ 424,868
         Furniture and office equipment      97,292
         Leasehold improvements ........    156,261
                                          ---------
                                            678,421
         Less accumulated depreciation .   (393,223)
                                          ---------
         Total .........................  $ 285,198
                                          =========

Depreciation expense for the years ended December 31, 2002 and 2001 was $115,826 and $117,878, respectively. At December 31, 2002, $253,330 of net property and equipment was encumbered under a loan agreement (see Note 5).

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE 4 - SOFTWARE DEVELOPMENT COSTS

Under the criteria set forth in SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology. Capitalized software development costs are amortized utilizing the straight-line method over the estimated economic life of the software not to exceed three years. The Company regularly reviews the carrying value of software development assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software. As of December 31, 2001, the Company determined that the carrying value of its software development was impaired since the software has not generated revenues and future positive cash flows could not be estimated. Accordingly, in 2001, the Company wrote off all remaining capitalized software costs of $364,097 to amortization expense. For the years ended December 31, 2002 and 2001, amortization expense amounted to $0 and $563,429, respectively.

NOTE 5 - NOTES PAYABLE

The Company's borrowings consisted of the following at December 31, 2002:

Loan payable to an individual, payable in various
installments. The loan payable includes accrued interest and is collateralized by the assets of one of the Company's
subsidiary and 11,550,000 outstanding common shares of the
Company held by certain guarantors. See (a) belowand notes 1 and 3..$   648,714

Less: Current portion of loans payable .............................   (516,421)
                                                                    -----------

Total ..............................................................$   132,293
                                                                    ===========

(a) On October 8, 2002, the Company made a payment and renegotiated a note payable with an individual. Accordingly, the principal amount of such note was reduced to $692,497. The lender retroactively restated the per annum interest rate prior to October 8, 2002 from 25% to 15%. Furthermore, so long as the Company does not breach this agreement, effective October 8, 2002, the annual rate of interest was further reduced to 12.5% per annum. However, if the Company defaults on this agreement the loan will contingently revert to its previous outstanding balance on the date of this agreement with interest at 25% per annum. Certain shareholders of the Company's have pledged their shares of the Company owned by them and also personally guaranteed the note. As on the date of this report, the Company has met its obligations under this revised agreement. Failure to comply with the terms and conditions of the loan documents could result in a default and the transfer of these assets and shares to the lender. In connection with this transaction the Company recognized a gain on forgiveness of debt of $289,662.

At December 31, 2002, annual maturities of notes payable are as follows:

         2003   $516,421
         2004    132,293
                --------

         Total  $648,714
                ========

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE 6 - RELATED PARTY TRANSACTIONS

Certain officers/shareholders of the Company from time to time advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of December 31, 2002, amounts due these officers/shareholders of the Company amounted to $454. These advances are subordinated to the loan payable (see Note 5).

At December 31, 2001 the Company assumed the debt of an officer relating to a predecessor company lawsuit. During 2001 the Company recognized settlement expense of $88,834 (included in the $188,834 on the accompanying consolidated statements of operations) and a related accrued liability at December 31, 2001 of $27,000, which was paid in 2002.

In December 2002, the Company acquired certain domain names and related content from a party related to a director of the Company for 600,000 shares of the Company's common stock. The shares were valued at the quoted trading price on the acquisition date resulting in an intangible asset of $27,600 (see Note 2).


NOTE 7 - STOCKHOLDERS' DEFICIT

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

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

COMMON STOCK (CONTINUED)

On December 19, 2001, the Company concluded a private placement of $200,000 in units comprised of an aggregate of 10,937,500 shares of common stock, class A warrants entitling the holders to purchase up to 20,000,000 shares of the Company's common stock, at an exercise price of $0.10 per share; and, class B warrants entitling the holders to purchase up to 20,000,000 shares of the Company's common stock, at an exercise price of $0.20 per share. The class A and B warrants expire on June 24, 2003.

In connection with an employment agreement, the Company's President was issued 6,600,000 shares of the Company's common stock in 2001, subject to the following restrictions and contingencies: If during the term of the President's employment, the Company has not shown a net pre-tax profit of at least one dollar as determined by the Company's year-end audited financial statements prepared in accordance with generally accepted accounting principles (the "Net Pre-Tax Profit" and "GAAP," respectively), all rights, title and interest in such shares will be forfeited and the President will be required to tender the shares to the Company for cancellation. Until such time as the Company has generated a Net Pre-Tax Profit, the President will have no right to vote the shares nor may he have the right to pledge, encumber, hypothecate or in any way transfer the shares. The Company valued these common shares at the fair market value on the date of issuance or on the contract date of $120,686, which will be charged to operations when earned. Accordingly, the Company has recorded deferred compensation of $96,549 as of December 31, 2002 related to these shares. Based on 2002 net income reflected in the accompanying consolidated financial statements, the 6,600,000 shares are considered vested at December 31, 2002 and are included in the computation of earnings per share for 2002.

During December 2001, the Company issued 1,000,000 shares of common stock to employees and consultant for services rendered. The Company valued these common shares at the fair market value on the grant date of $18,285, which has been recorded as compensation of $2,285 and consulting expense of $16,000 in the accompanying statement of operations.

During November 2001, the Company entered into consulting agreements for investor relation services and business advisory services to be rendered. As compensation for services, the Company issued an aggregate of 1,000,000 shares of common stock to these consultants. Under one agreement, 750,000 common shares were issued and the term is December 1, 2001 to November 30, 2002. Under the other agreement, 250,000 common shares were issued and the term is November 12, 2001 to November 11, 2004. In addition, under this agreement, 250,000 common stock options were granted with an exercise price of $.01 per share expiring in five years. The Company valued these common shares and options at the fair market value on the contract date of $20,593, which will be amortized over the service periods.

During September 2001, the Company granted options to purchase 250,000 shares of common stock to a director at an exercise price of $.50 per share. These options expire on December 31, 2006. No compensation expense was recognized since the exercise price exceeded the fair market value of the stock on the date of grant.

On December 19, 2001, the Company's President was issued 2,000,000 class C Warrants and 2,000,000 class D Warrants. The class C Warrants are similar to the class A Warrants and expire on December 15, 2006 and the class D Warrants are similar to the Class B Warrants except that the Class D Warrants do not have any registration rights and expire on December 31, 2003. The President has assigned 1,000,000 Class C Warrants to a director of the Company and 1,000,000 Class C Warrants to non-affiliates of the Company.

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

COMMON STOCK (CONTINUED)

In June 2002, majority shareholders of the Company exercised warrants to purchase 942,366 shares of common stock at $.10 per share in exchange for loans payable amounting to $94,237 (including interest of $2,237).

In June 2002, a director and shareholder of the Company exercised warrants to purchase 850,000 shares of common stock at $.10 per share in exchange for loans payable amounting to $85,000. Additionally, in June 2002, the Company issued 1,081,880 shares of common stock at $.10 per share in exchange for loans payable amounting to $90,618 and a subscription receivable of $17,570.

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

In December 2002, majority shareholders of the Company exercised warrants to purchase 370,000 shares of common stock at $.10 per share for net proceeds of $37,000.

Pursuant to a stock bonus plan authorized by the board of directors on October 30, 2002 for up to 1,000,000 shares of common stock, in December 2002, the Company issued 1,000,000 shares of common stock to consultants, employees and directors for services rendered and to be rendered in the future. The Company valued these common shares at the fair market value on the dates of issuance of $.046 per share and recorded non-cash compensation of $36,800 and $9,200 in deferred compensation relating to the issuance of 200,000 of these shares issued to a director of the Company's for services to be rendered in 2003.

On December 6, 2002, a shareholder sold, for nominal consideration, class A stock warrants for 2,000,000 shares of common stock to a consultant for services rendered and to be rendered in the future on behalf of the Company. For accounting purposes, this transaction is treated as a contribution of the warrants by the selling warrant holder to the Company and a new grant of warrants to the consultant resulting in a consulting expense. The options had exercise prices of $.10 per share and expire on June 24, 2003. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 105%; risk-free interest rate of
4.50 percent and an expected holding periods of six months. In connection with the sale of these options, the Company recorded non-cash compensation of $1,333 and deferred compensation of $2,667. In December 2002, the consultant exercised class A warrants for 80,000 common shares for net proceeds of $8,000.

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


COMMON STOCK (CONTINUED)

A summary of outstanding options and warrants at December 31, 2002 are as follows:

                                     Shares Underlying    Range of Exercise     Remaining         Average
                                    Options and warrants       Prices        Contractual Life  Exercise Price
                                    --------------------  -----------------  ----------------  --------------
Outstanding at December 31, 2000                  -               -                 -                 -
Granted ........................         44,500,000         $0.01 - $0.50       1-5 years           $0.15
Exercised ......................                  -               -                 -                 -
                                    --------------------  -----------------  ----------------  --------------

Outstanding at December 31, 2001         44,500,000         $0.01 - $0.50       1-5 years           $0.15
Granted ........................          2,000,000             $0.10           0.5 years           $0.10
Exercised ......................         (2,832,366)            $0.10               -               $0.10
Cancelled ......................         (2,000,000)            $0.10               -               $0.10
                                    --------------------  -----------------  ----------------  --------------

Outstanding at December 31, 2002         41,667,634         $0.10 - $0.50       0-4 years           $0.16
                                    ====================  =================  ================  ===============

Weighted average fair value of warrants and options granted ............ $.01
                                                                         ====

The following table summarizes information about employee stock options and consultant warrants outstanding at December 31, 2002:


            Options and Warrants Outstanding                       Options and Warrants Exercisable
 ---------------------------------------------------------         --------------------------------
                                    Weighted
                                    Average       Weighted                                 Weighted
 Range of          Number          Remaining       Average              Number             Average
 Exercise      Outstanding at      Contractual    Exercise          Exercisable at         Exercise
   Price      December 31, 2002       Life          Price          December 31, 2002       Price
 ---------    -----------------    -----------    --------         -----------------       ------
 $    0.50          250,000         4.00 Years     $ 0.50                250,000           $ 0.50
 0.10-0.20       41,417,634         0.69 Years       0.15             41,417,634             0.15
                 ----------                        ------             ----------           ------
                 41,667,634                        $ 0.16             41,667,634           $ 0.16
                 ==========                        ======             ==========           ======

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE 8 - INCOME TAXES

There was no current income tax provision for the year ended December 31, 2001 due to the Company's net loss. At December 31, 2002, the Company had net operating loss carry forwards of approximately $1,920,000 for income tax purposes, available to offset future taxable income expiring on various dates through 2022. Usage of the net operating losses may be limited due to the Company's change in ownership, which occurred in December 2001. The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2002 and 2001 (computed by applying the Federal Corporate tax rate of 34 percent to loss before taxes), as follows:

                                                          2002           2001
                                                       ---------      ----------

Computed "expected" tax expense (benefit) ........     $  55,520      $(524,357)
State income taxes ...............................        21,729        (84,822)
Other permanent differences ......................         8,713              -
Non-deductible stock based compensation ..........        27,210          8,148
Change in blended rate estimate ..................        42,118              -
Change in valuation allowance ....................      (155,290)       601,031
                                                       ---------      ----------
                                                       $       -      $       -
                                                       =========      ==========

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2002 are as follows:

                                                                2002
                                                             ---------
Deferred tax assets:
Net operating loss carry forward ..........................  $ 758,384
Allowance for doubtful accounts ...........................     47,821
                                                             ---------

Total gross deferred tax assets ...........................    767,283

Less valuation allowance ..................................   (767,283)
                                                             ---------

Net deferred tax assets ...................................  $       -
                                                             =========

The valuation allowance at December 31, 2001 was $922,573. The decrease during 2002 was $155,290.

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

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE 9 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

The Company leases its office facility under various non-cancelable operating leases payable in monthly installments. The Company's FHS subsidiary leases its office facility under a five-year non-cancelable operating lease payable in monthly installments commencing in October 2002. Rent expense for the years ended December 31, 2002 and 2001 was $230,275 and $230,761, respectively.

Future minimum lease payments as of December 31, 2002 are as follows:

         2003 .......................................... $307,036
         2004 ..........................................  318,772
         2005 ..........................................  230,745
         2006 ..........................................   37,507
         2007 ..........................................   39,382
                                                         --------
         Total future minimum lease payments ........... $933,442
                                                         --------

LITIGATION

The Company was party to a legal proceeding with its major creditor. An initial settlement was reached in December 2000. The Company renegotiated the terms of the settlement agreement and on August 13, 2001, the Company entered into a second settlement agreement relating to this legal action. The Company defaulted on this second settlement agreement and in October 2002 entered into a new settlement agreement with the major creditor and the litigation was dismissed. Through the date of the report, the Company has been making the scheduled payments under this agreement. As of December 31, 2002, principal and accrued interest amounting to $648,714 is included in the accompanying consolidated financial statements as a loan payable (see Note 5).

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

INSTALLMENT AGREEMENT WITH INTERNAL REVENUE SERVICE

The Company entered into an installment agreement with the U.S. Internal Revenue Service (IRS) in October 2002 relating to unpaid payroll taxes. In connection with this installment agreement, the Company paid $48,000 in November 2002 and will make monthly payments of $12,000 until the balance is paid in full. In event of default, the IRS has the right to file a notice of Federal tax lien. At December 31, 2002, accrued payroll taxes and estimated accrued interest and penalties aggregated $978,352.

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

In addition to the annual salary, the President was issued 6,600,000 shares of the Company's common stock, subject to certain restrictions and contingencies (see Note 6). At December 31, 2002, the contingency has been satisfied and the restriction has lapsed. Subject to the prior approval of the Company, the President will also be entitled to such other bonuses based upon the Company's performance as determined in the sole and absolute discretion of the Company; will be offered health insurance coverage at no cost to the President; be entitled to participate in such employee benefit programs as are offered by the Company to other employees; be entitled to an annual paid vacation of three weeks per year plus five personal days per year, and any vacation time not used may be accrued to the following year if the President remains employed with the Company. The President will also be reimbursed for out-of-pocket expenses incurred by him in the performance of his job responsibilities. However, any reimbursable expenses in excess of $1,000 must first be approved by the Company. The initial term of the agreement commenced as of the date of the agreement, and will continue until December 31, 2006. The Company will have the right to terminate the agreement for good cause or by reason of the President's disability on 30 days prior written notice to the President. If such termination is for good cause or by reason of the President's disability, a notice of termination specifying the nature of the good cause or disability, as the case may be, will be given the President. If the President is terminated for any other reason than good cause, the Company will be obligated to pay the President a severance payment of the greater of $100,000 or the remaining sums due under the agreement.

On October 3, 2002, the Company's FHS subsidiary entered into an employment agreement with its Director of Marketing and Business Development. The term of the agreement is for three years with a base salary of $102,000 and will increase to $135,000 for the remaining to years of the agreement if the Company achieves certain benchmarks. Additionally, this individual will be entitled to a bonus of $13,000 by September 2003 if the Company achieves certain pro forma income objectives. Additionally, the employee shall be entitled to a 13.33% ownership interest in FHS if the employee meets certain financial results as outlined in the agreement.

On October 3, 2002, the Company's FHS subsidiary entered into an employment agreement with its Director of Industrial Programs/Business Development. The term of the agreement is for three years with a base salary of $102,000 and will increase to $135,000 for the remaining to years of the agreement if the Company achieves certain benchmarks. The Company has also agreed to pay unpaid and accrued back wages and expenses of approximately $17,000. Additionally, this individual will be entitled to a bonus of $13,000 by September 2003 if the Company achieves certain pro forma income objectives. Additionally, the employee shall be entitled to a 13.33% ownership interest in FHS if the employee meets certain financial results as outlined in the agreement.

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

EMPLOYMENT AGREEMENT
On October 3, 2002, the Company's FHS subsidiary entered into an employment agreement with its Director of Network Operations and Business Development. The term of the agreement is for three years with a base salary of $102,000 and will increase to $135,000 for the remaining to years of the agreement if the Company achieves certain benchmarks. Additionally, this individual will be entitled to a bonus of $13,000 by September 2003 if the Company achieves certain pro forma income objectives. Additionally, the employee shall be entitled to a 13.33% ownership interest in FHS if the employee meets certain financial results as outlined in the agreement.

NOTE 10 - CONCENTRATIONS

CUSTOMER SALES AND ACCOUNTS RECEIVABLE
The Company sells its services predominantly within Palm Beach, Dade and Broward Counties, Florida. The Company performs ongoing credit evaluations of its customers' financial conditions and, generally, requires no collateral from its customers. The Company's three largest customers accounted for approximately 81% and 63% of sales and approximately 22% and 78% of accounts receivable for the periods ended December 31, 2002 and 2001, respectively.

NOTE 11 - MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $2,282,531 at December 31, 2002, and has an accumulated deficit of $2,815,378. The ability of the Company to continue as a going concern is dependent on the continuation of profitable operations, its ability to maintain positive cash flows from operations, and the obtaining additional equity and/or debt financing to pay off outstanding debt obligations and unpaid payroll taxes.

There can be no assurance that the Company's efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. No estimate has been made should management's plan be unsuccessful.

NOTE 12 - DEFERRED REVENUE

In October 2002, certain contingencies relating to a September 26, 2002 Services Agreement (the "Agreement") with Hilco Receivables, LLC ("Hilco"), were resolved. Under the Agreement, the Company will recover and collect monies owed by various patients and/or insurance companies of up to $40,000,000 of accounts receivable ("Accounts") purchased and owned by Hilco. In October 2002, in connection with the Agreement, the Company received a one-time non-refundable payment of $500,000. Additionally, the Company is entitled to 15% of the gross amounts collected as it relates to the Accounts. After Hilco has received an aggregate total of $6,400,000 for the Accounts, in addition to the 15%, the Company will receive an additional 35% of the total revenue collected as it relates to the Accounts, less and net of the commissions of 15% payable to the Company. The initial term of the Agreement is for a period of one year unless earlier terminated under the terms of the agreement. In connection with this agreement, the Company recorded deferred revenue of $250,000, which represents 50% of the one-time non-refundable payment received by the Company attributable to the ongoing contract. This deferred revenue is being amortized over the contract term of one year. At December 21, 2002, deferred revenue related to this contract was $187,500.

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE 13 - SEGMENT INFORMATION

In fiscal 2002, the Company operates in two reportable business segments - (1) healthcare transaction management and technology services and (2) physical therapy and rehabilitation services. The healthcare transaction management and technology services segment provides the healthcare industry with a combination of administrative services and technology development, including but not limited to physicians practice management, billing and collections, network services and software application development. The physical therapy and rehabilitation services segment operates multi-disciplinary clinics offering physical therapy, occupational medicine, pain management, chiropractic care and wellness services. The Company's reportable segments are strategic business units that offer different products, which compliment each other. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the year ended December 31, 2002 is as follows. In fiscal 2001, the Company did not have any reportable segments:

                                       For the Year Ended December 31, 2002
                                 -----------------------------------------------
                                 Healthcare          Physical
                                 Transaction         Therapy
                                Management and         and          Consolidated
                                 Technology       Rehabilitation       Total
                                 ------------      -----------      -----------
   Net Sales ................    $ 3,145,504       $    74,600      $ 3,220,104
   Operating Expenses .......     (2,640,939)         (158,841)      (2,799,780)

   Depreciation .............       (115,138)             (688)        (115,826)
   Gain on Settlement of Debt        289,662                 -          289,662
   Interest Expense .........       (430,867)                -         (430,867)

   Income (Loss) ............    $   248,222       $   (84,929)     $   163,293
                                 ===========       ===========      ===========

   Total Assets .............    $   394,297       $   178,821      $   573,118
                                 -----------       -----------      ===========


NOTE 14 - SUBSEQUENT EVENTS

Subsequent to December 31, 2002, the Company issued 5,295,000 shares of common stock in connection with the exercise of warrants to purchase 5,295,000 shares of common stock at $.10 per share for net proceeds of $529,500.