Form 10QSB
period 2003-03-31
IBX GROUP INC
filed 2003-05-16
CIK 1113677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               March 31, 2003
Commission file number:                     333-36666



                                 IBX GROUP, INC.
             (Exact name of registrant as specified in its charter)


         FLORIDA                                    65-0810941
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)             Identification No.)



                             350 JIM MORAN BOULEVARD
                         DEERFIELD BEACH, FLORIDA 33442
                    (Address of principal executive offices)
                                   (Zip code)

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

                               Yes [X]   No  [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 1, 2003: 49,316,977 shares of common stock, $.005 par value per share.

                        IBX GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2003
                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet (Unaudited)
                  March31, 2003................................................3
      Consolidated Statements of Operations (Unaudited)
                  For the Three Months Ended March 31, 2003 and 2002...........4
      Consolidated Statements of Cash Flows (Unaudited)
                  For the Three Months Ended March 31, 2003 and 2002...........5

      Notes to Consolidated Financial Statements (Unaudited)................6-12

      Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................13-16

      Item 3 - Control and Procedures.........................................17

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................17

      Item 2 - Changes in Securities and Use of Proceeds......................18

      Item 4 - Submission of Matters to a Vote of Security Holders............18

      Item 6 - Exhibits and Reports on Form 8-K...............................18

      Signatures..............................................................18

      Certifications.......................................................19-20

                             IBX GROUP, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEET
                                      March 31, 2003
                                        (Unaudited)

                                          ASSETS
Current assets:
   Cash ..................................................................    $    46,490
   Accounts receivable, net of allowance for doubtful accounts of $115,625        624,062
   Other current assets ..................................................         52,739
                                                                              -----------

          Total current assets ...........................................        723,291
                                                                              -----------

Property and equipment, net ..............................................        340,527
                                                                              -----------

Other assets:
   Intangible assets .....................................................         27,600
   Goodwill ..............................................................         71,207
                                                                              -----------

          Total other assets .............................................         98,807
                                                                              -----------

          Total assets ...................................................    $ 1,162,625
                                                                              ===========

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Note payable ..........................................................    $   547,943
   Checks outstanding in excess of bank balances .........................         85,660
   Accounts payable ......................................................        560,618
   Accrued expenses ......................................................         73,169
   Payroll taxes payable .................................................      1,055,712
   Deferred revenue ......................................................        125,000
   Due to related party ..................................................            454
                                                                              -----------

          Total current liabilities ......................................      2,448,556
                                                                              -----------
Commitments and contingencies

Stockholders' deficit:
   Preferred Stock ($0.005 par value; 4,700,000 authorized shares;
       none issued and outstanding) ......................................              -
   Class A Non-voting Convertible Preferred Stock ($0.005 par value;
       300,000 authorized shares; 80,000 shares issued and outstanding) ..            400
   Common stock ($0.005 par value; 100,000,000 authorized shares;
       46,046,743 shares issued and outstanding) .........................        230,235
   Common stock issuable (600,000 shares) ................................          3,000
   Additional paid-in capital ............................................      1,378,067
   Accumulated deficit ...................................................     (2,780,994)
   Less: Stock subscription receivable ...................................        (20,070)
   Less: Deferred compensation and consulting ............................        (96,569)
                                                                              -----------

          Total stockholders' deficit ....................................     (1,285,931)
                                                                              -----------

          Total liabilities and stockholders' deficit ....................    $ 1,162,625
                                                                              ===========

               See accompanying notes to consolidated financial statements.

                                            -3-

                        IBX GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    For the Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                        2003           2002
                                                    ------------   ------------

REVENUES .........................................  $  1,225,811   $    600,934
                                                    ------------   ------------


OPERATING EXPENSES:
    Salaries and payroll taxes ...................       443,311        291,332
    Depreciation and amortization ................        33,547         28,111
    Professional fees ............................        94,055         53,801
    Rent .........................................       106,809         51,902
    Other selling, general and administrative ....       495,000        189,584
                                                    ------------   ------------

        Total Operating Expenses .................     1,172,722        614,730
                                                    ------------   ------------

INCOME (LOSS) FROM OPERATIONS ....................        53,089        (13,796)
                                                    ------------   ------------

OTHER EXPENSES:
    Interest expense .............................       (18,705)       (79,364)
                                                    ------------   ------------

        Total Other Expenses .....................       (18,705)       (79,364)
                                                    ------------   ------------

NET INCOME (LOSS) ................................  $     34,384   $    (93,160)
                                                    ============   ============

EARNING (LOSS) PER SHARE:
      Net Income (Loss) Per Common Share - Basic .  $       0.00   $      (0.00)
                                                    ============   ============
      Net Income (Loss) Per Common Share - Diluted  $       0.00   $      (0.00)
                                                    ============   ============

      Weighted Common Shares Outstanding - Basic .    44,869,243     37,237,500
                                                    ============   ============
      Weighted Common Shares Outstanding - Diluted    61,298,357     37,237,500
                                                    ============   ============

           See accompanying note to consolidated financial statements.

                            IBX GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                                                 For the Three Months
                                                                    Ended March 31,
                                                                -----------------------
                                                                   2003          2002
                                                                ---------     ---------
Cash flows from operating activities:
    Net income (loss) ......................................    $  34,384     $ (93,160)
    Adjustments to reconcile net loss to net cash
    used in (provided by) operating activities:
       Depreciation and amortization .......................       33,547        28,111
       Non-cash compensation and consulting expense ........      181,004        10,035
       Bad debt recovery ...................................      (10,503)            -

       (Increase) decrease in:
          Accounts receivable ..............................     (468,705)     (265,762)
          Other current assets .............................      (31,784)      (38,174)

       Increase (decrease) in:
          Accounts payable .................................       85,225       150,414
          Accrued expenses .................................      (29,366)     (142,365)
          Payroll taxes payable ............................       77,360       170,128
          Customer deposits ................................     (185,925)      216,726
          Deferred revenue .................................      (62,500)            -
          Interest payable .................................            -        55,201
                                                                ---------     ---------
Net cash (used in) provided by operating activities ........     (377,263)       91,154
                                                                ---------     ---------
Cash flows from investing activities:
    Purchase of property and equipment .....................      (88,876)      (24,135)
                                                                ---------     ---------
Net cash used in investing activities ......................      (88,876)      (24,135)
                                                                ---------     ---------
Cash flows from financing activities:
    Proceeds from exercise of stock warrants ...............      529,500             -
    Checks outstanding in excess of bank balances ..........       60,596       (78,957)
    Payments on loans ......................................     (100,771)      (30,000)
    Proceeds from loans ....................................            -        85,000
    Proceeds from (payments on) advances from related party             -       (27,590)
                                                                ---------     ---------
Net cash provided by financing activities ..................      489,325       (51,547)
                                                                ---------     ---------

Net increase in cash .......................................       23,186        15,472

Cash at beginning of year ..................................       23,304         2,191
                                                                ---------     ---------
Cash at end of year ........................................    $  46,490     $  17,663
                                                                =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
    Interest ...............................................    $       -     $  28,000
                                                                =========     =========
    Income Taxes ...........................................    $       -     $       -
                                                                =========     =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Loan payable-related party contributed to capital ......    $       -     $  93,000
                                                                =========     =========
    Common stock issued for debt and subscription receivable    $       -     $ 184,000
                                                                =========     =========
    Common stock issued and issuable for future services ...    $       -     $ 141,279
                                                                =========     =========
Acquisition details:
    Fair value of assets acquired ..........................    $       -     $       -
                                                                =========     =========
    Liabilities assumed ....................................    $       -     $ 168,000
                                                                =========     =========
    Goodwill ...............................................    $       -     $       -
                                                                =========     =========

              See accompanying notes to consolidated financial statements.

                                           -5-

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

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

All of the shares and assets of the Company's primary operating subsidiary have been pledged to secure a loan obligation to a creditor. Two of the Company's primary officers have also pledged the shares of the Company owned by them. . Payments of $275,000 were recently made and the terms of the loan have been restructured. The parties entered into an amended settlement agreement effective November 7, 2002 whereby the creditor agreed to dismiss his action against the Company. Pursuant to the terms of the Agreement, the Company is obligated to make certain monthly payments, all of which have been made to date. Mr. Dudziak, the creditor, pursuant to the settlement agreement, has a lien and perfected security interest on all of the assets of IBX Technologies, Inc., which is IBX's primary operating subsidiary and on 11,550,000 shares of IBX common stock owned by Evan Brovenick and David Blechman. As of March 31, 2003, approximately $548,000 was outstanding on the loan. Failure to comply with the terms and conditions of the loan documents could result in a default and the transfer of these assets and shares to the lender.

The consolidated statements include the accounts of IBX Group, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Revenue derived from billing and collections and administrative services is recognized at the completion of the service performed. Software application revenue (from licensing) is recognized in accordance with the terms of the specific agreements. Maintenance and support revenues are recognized over the term of the related agreements. The Company's subsidiary primarily acts as a referral network for physical therapy patients who are referred by insurance carriers. Revenue from providing physical therapy services was recognized upon completion of the patient services and was recorded net of amounts due to service providers for the fiscal year ended December 31, 2002. During the quarter ended March 31, 2003, the Company re-evaluated this revenue recognition policy of the subsidiary and determined that it qualifies for the use of the Gross Method under EITF 99-19, "Recording Revenues Gross as a Principal versus Net as an Agent". The cumulative effect of the change in accounting principal was not material.

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF NEW ACCOUNTING POLICIES
         (CONTINUED)

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and consolidated operating results for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements of IBX Group, Inc. for the year ended December 31, 2002 and 2001 and notes thereto contained in the Report on Form 10-KSB for the year ended December 31, 2002 as filed with the SEC . The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results for the full fiscal year ending December 31, 2003.

Intangible assets consist of acquired goodwill and acquired websites. Goodwill and websites are considered to have an indefinite life pursuant to SFAS 142 and accordingly is not amortized until its useful life is determined to be no longer indefinite. The Company evaluates the remaining useful life of intangible assets that are not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, the asset is tested for impairment in accordance with SFAS144. That intangible asset shall then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization.
NOTE 2 - LOAN PAYABLE

The Company's borrowings consisted of the following at March 31, 2003:

Loan payable to an individual, payable in various
installments. The loan payable includes accrued interest and is collateralized by all of the assets of one of the Company's subsidiaries and 11,550,000 outstanding common shares of the
Company held by certain guarantors. See (a) below..................... $547,943

Less: Current portion of loans payable................................ (547,943)
                                                                      ----------
Total ................................................................ $      -
                                                                      ==========

(a) On October 8, 2002, the Company made a payment and renegotiated a note payable with an individual. Accordingly, the principal amount of such note was reduced to $692,497 as of October 28, 2002. The lender retroactively restated the per annum interest rate prior to October 8, 2002 from 25% to 15%. Furthermore, so long as the Company does not breach this agreement, effective October 8, 2002, the annual rate of interest was further reduced to 12.5% per annum. However, if the Company defaults on this agreement the loan will contingently revert to its previous outstanding balance on the date of this agreement with interest at 25% per annum. Certain shareholders of the Company's have pledged their shares of the Company owned by them and also personally guaranteed the note. As on the date of this report, the Company has met its obligations under this revised agreement. Failure to comply with the terms and conditions of the loan documents could result in a default and the transfer of these assets and shares to the lender.

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2003
                                   (UNAUDITED)

NOTE 3- INCOME (LOSS) PER SHARE

Basic earnings per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. At March 31, 2003, there were options and warrants to purchase 36,372,634 shares of common stock, which could potentially dilute future earnings per share.


NOTE 4 - RELATED PARTY TRANSACTIONS

Certain officers/shareholders of the Company from time to time advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of March 31, 2003, amounts due these officers/shareholders of the Company amounted to $454. These advances are subordinated to the loan payable (see Note 2).

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements:

Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 did not have a material impact on the Company's financial position, results of operations or liquidity.

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

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2003
                                   (UNAUDITED)

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. . The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated balance sheet and results of operations.

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

Common Stock

During the three months ended March 31, 2003, majority shareholders of the Company exercised warrants to purchase 1,750,000 shares of common stock at $.10 per share for net proceeds of $175,000.

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2003
                                   (UNAUDITED)

NOTE 6 - STOCKHOLDERS' DEFICIT (CONTINUED)

On January 24, 2003, a shareholder sold, for nominal consideration, class A stock warrants for 2,000,000 shares of common stock to a consultant for services rendered and to be rendered in the future on behalf of the Company. For accounting purposes, this transaction is treated as a contribution of the warrants by the selling warrant holder to the Company and a new grant of warrants to the consultant resulting in a consulting expense. The options had exercise prices of $.10 per share and expire on June 24, 2003. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 146%; risk-free interest rate of
4.50 percent and an expected holding periods of five months. In connection with the sale of these options, the Company recorded non-cash compensation of $166,000. During the three months ended March 31, 2003, the consultant exercised class A warrants for 3,545,000 common shares for net proceeds of $354,500.

NOTE 7 - SEGMENT INFORMATION

For the three months ended March 31, 2003, the Company operates in two reportable business segments - (1) healthcare transaction management and technology services and (2) physical therapy and rehabilitation services. The healthcare transaction management and technology services segment provides the healthcare industry with a combination of administrative services and technology development, including but not limited to physicians practice management, billing and collections, network services and software application development. The physical therapy and rehabilitation services segment operates multi-disciplinary clinics offering physical therapy, occupational medicine, pain management, chiropractic care and wellness services. The Company's reportable segments are strategic business units that offer different products, which compliment each other. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the three months ended March 31, 2003 is as follows. For the three months ended March 31, 2003, the Company did not have any reportable segments:

                                  For the Three Months Ended March 31, 2003
                                ------------------------------------------------
                                Healthcare          Physical
                                Transaction         Therapy
                               Management and          and          Consolidated
                                 Technology      Rehabilitation         Total
                                -----------      --------------     ------------

Net Sales ...............       $ 1,013,984        $ 211,827        $ 1,225,811

Operating Expenses ......          (902,542)        (236,633)        (1,139,175)

Depreciation ............           (31,280)          (2,267)           (33,547)

Interest Expense ........           (18,705)               -            (18,705)
                                -----------        ---------        -----------
Income (Loss) ...........       $    61,457        $ (27,073)       $    34,384
                                ===========        =========        ===========

Total Assets ............       $   793,202        $ 369,423        $ 1,162,625
                                ===========        =========        ===========

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2003
                                   (UNAUDITED)

NOTE 8 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $1,725,265 at March 31, 2003, and has an accumulated deficit and stockholders' deficit of $2,780,994 and $1,285,931, respectively, and has cash used in operations of $377,263 for the three months ended March 31, 2003. The ability of the Company to continue as a going concern is dependent on the continuation of profitable operations, its ability to maintain positive cash flows from operations, and the obtaining additional equity and/or debt financing to pay off outstanding debt obligations and unpaid payroll taxes. There can be no assurance that the Company's efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. No estimate has been made should management's plan be unsuccessful.

NOTE 9 - SUBSEQUENT EVENTS

Common Stock

During April 2003, a consultant to the Company and a party related to a director exercised warrants to purchase 375,000 and 400,000 shares of common stock at $.10 per share for net proceeds of $37,500 and $40,000, respectively.

In April 2003, a consultant to the Company entered into separate agreements with the Tucker Family Spendthrift Trust and the Calvo Family Spendthrift Trust pursuant to which he has the right to purchase all of the class A warrants from the Tucker Family Spendthrift Trust and all of the class E warrants from the Calvo Family Spendthrift Trust. The Trusts have agreed with the consultant to not exercise the warrants so long as the consultant purchases 1,000,000 warrants per month from each Trust. As consideration for arranging the transaction between the parties, the Company agreed to pay another third party a finder's fee of $.005 per warrant for each warrant that is purchased by the consultant and subsequently exercised. In connection with these agreements, in April 2003, the consultant purchased from the Trusts and exercised warrants to purchase 1,545,000 shares of common stock at $.10 per share for net proceeds of $154,500.

In connection with a certain acquisition and potential acquisitions, the Company issued 350,000 share of common stock (see below).

In April 2003, 600,000 shares of common stock previously issuable were issued.

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2003
                                   (UNAUDITED)

NOTE 9 - SUBSEQUENT EVENTS (CONTINUED)

Acquisitions

On May 5, 2003 (the "Acquisition Date") the Company acquired certain assets and the business of ITS Acquisition, Inc. d/b/a Independent Transcription Services ("ITS"), a Florida corporation. ITS provides dictation, transcription and document management services for the healthcare industry. As a result of the acquisition, the Company is expected to be the leading provider of transcription services for the healthcare industry and will sell its transcription technology to ITS customers. It also expects to reduce costs through economies of scale. The Company will account for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. In connection with the acquisition of certain assets, prior to the acquisition date, the Company issued 150,000 shares of common stock to the seller. The value of the 150,000 common shares issued of $.051 per share or $7,650 was determined based on the average market price of the Company's common shares over the 5-day period before and after the terms of the acquisition were agreed to and announced (November 14, 2002). The results of operations of ITS will be included in the consolidated results of operations of the Company from the Acquisition Date of May 5, 2003. As of the date of this report, the Company is in the process of valuing the net assets acquired and will allocate the purchase price in the near future.

On May 6, 2003 (the "Acquisition Date") the Company acquired certain assets and the business of Medicompliant Solutions and Legal Services, Inc. ("MSL"), a Florida corporation. MSL provides outsourced legal compliance services for the healthcare industry. As a result of the acquisition, the Company is expected to be the leading provider of outsourced legal compliance services. The Company will account for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. The Company acquired MSL for cancellation of approximately $20,000 owed to the Company under an informal agreement for back rent. The Company had not recorded such rental income in prior periods since collection was unlikely. The results of operations of MSL will be included in the consolidated results of operations of the Company from the Acquisition Date of May 6, 2003. As of the date of this report, the Company is in the process of valuing the net assets acquired and will allocate the purchase price in the near future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements of IBX Group, Inc. for the year ended December 31, 2002 and 2001 and notes thereto contained in the Report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

All of the shares and assets of the Company's primary operating subsidiary have been pledged to secure a loan obligation to a creditor. Two of the Company's primary officers have also pledged the shares of the Company owned by them. . Payments of $275,000 were recently made and the terms of the loan have been restructured. The parties entered into an amended settlement agreement effective November 7, 2002 whereby the creditor agreed to dismiss his action against the Company. Pursuant to the terms of the Agreement, the Company is obligated to make certain monthly payments, all of which have been made to date. Mr. Dudziak, the creditor, pursuant to the settlement agreement, has a lien and perfected security interest on all of the assets of IBX Technologies, Inc., which is IBX's primary operating subsidiary and on 11,550,000 shares of IBX common stock owned by Evan Brovenick and David Blechman. As of March 31, 2003, approximately $548,000 was outstanding on the loan. Failure to comply with the terms and conditions of the loan documents could result in a default and the transfer of these assets and shares to the lender.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

REVENUES

Revenues are generated from our administrative services (accounting, billing and collection, claims processing, information management) and from our business of providing physical therapy services to referred patients. Revenues for the three months ended March 31, 2003 were $1,225,811 as compared to revenues for the three months ended March 31, 2002 of $600,934, an increase of $624,877 or 104%. The increase was substantially attributable to increased collections on behalf of customers under the Company's service contracts and revenues generated from our physical therapy clinics and services. Additionally, the increase was due to the signing of new service agreements and the Hilco servicing agreement, for which we recorded revenue of $62,500 for the three months ended March 31, 2003. For the three months ended March 31, 2003, revenues by segment consisted of the following.

         Health transaction management and technology segment     $1,013,984
         Physical therapy and rehabilitation services segment        211,827
                                                                  ----------
                           Total revenues....................     $1,225,811
                                                                  ==========

OPERATING EXPENSES

Salaries and payroll taxes were $443,311 for the three months ended March 31, 2003 as compared to $291,332 for the three months ended March 31, 2002. Salaries, which consist of salaried and hourly employees, include staff used for our administrative services, our technical development staff, marketing staff and office personnel, and clinic staff. Overall, for the three months ended March 31, 2003, salary and payroll expenses increased by $151,979 or 52%. The increase is attributable to an increase in billing and collections staff required to service our growing billing and collection contracts of $52,380 and increased staff related to our physical therapy and rehabilitation segment of $99,599.

Depreciation and amortization expense for the three months ended March 31, 2003 was $33,547 as compared to $28,111 for the three months ended March 31, 2002 due to an increase in depreciable assets from additions primarily in the Company's subsidiary, FHS.

Professional fees were $94,055 for the three months ended March 31, 2003, respectively, as compared to $53,801 for the three months ended March 31, 2002, an increase of $40,254 or 75%. The increase was attributable to increased legal fees associated with our pending acquisitions as of March 31, 2003 as well as increased reporting obligations as a public company.

Rent expense was $106,809 for the three months ended March 31, 2003 as compared to $51,902 for the three months ended March 31, 2002, an increase of $54,907. Currently, we offset our rent expense by subleasing office space to certain entities on a month-to-month basis. Due to our growth and need for additional space, reductions in rent expense due to sublease income has decreased. Additionally, we incurred additional rent expense related to our physical therapy and rehabilitation segment of $33,425 versus none in the prior period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other selling, general and administrative expenses, which include advertising, insurance, contract labor, consulting expense, travel and entertainment, telephone, and other expenses, were $495,000 for the three months ended March 31, 2003 as compared to $189,584 for the three months ended March 31, 2002 as is summarized by segment as follows:

         Health transaction management and technology segment     $  391,391
         Physical therapy and rehabilitation services segment        103,609
                                                                  ----------
              Total other selling, general and administrative     $  495,000
                                                                  ==========

For our health transaction management and technology segment, other selling, general administrative expenses increased by $201,807. During the three months ended March 31, 2003, we recorded non-cash consulting expense of $166,000 related to the granting of 2,000,000 warrants to a consultant. Additional increases were attributable to increased advertising, health insurance expense, and commissions offset by a decrease in outside services and other expenses due to cost cutting measures. The physical therapy and rehabilitation services segment did not exist in the prior period.

Interest expense was $18,705 for the three months ended March 31, 2003 as compared to $79,364 for the three months ended March 31, 2002. The decrease was attributable to the fact that we renegotiated our primary loan to more favorable terms in October 2002, reducing our interest rate fro 25% to 12.5%. Additionally, we entered into an installment agreement with the U.S. Internal Revenue Service (IRS) in October 2002 relating to unpaid payroll taxes. In connection with this installment agreement, interest expense related to the unpaid payroll taxes has decreased.

As a result of these factors, we reported net income of $34,384 or $.00 per share for the three months ended March 31, 2003 as compared to a net loss of $(93,160) or ($.00) per share for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

During the first part of 2002, our overall performance was hampered due to continuing inadequacy of funding to meet our needs. During the second half of 2002 and through March 31, 2003, we received a $500,000 payment from Hilco Receivables LLC for services and received $608,500 in cash from the exercise of warrants. Our ability to continue as a going concern is dependent upon our ability to attain a satisfactory level of profitability, have access to suitable financing, satisfy our contractual obligations with creditors on a timely basis and develop further revenue sources.

At March 31, 2003, we had a stockholders' deficit of $1,285,931. We have an accumulated deficit from losses of $2,780,994. Our operations and growth during 2002 and 2003 have been funded from loans from third parties amounting to $163,000, exercises of warrants aggregating $608,500 and the conversion of $269,854 of loans and payables to equity. These funds were used for working capital and capital expenditures.

We entered into an installment agreement with the U.S. Internal Revenue Service in October 2002 relating to unpaid payroll taxes, which requires us to pay $12,000 per month for 84 months. At March 31, 2003, accrued payroll taxes and estimated accrued interest and penalties aggregated $1,055,712.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We have no other material commitments for capital expenditures. Other than cash generated from our operations, exercise of warrants and loans and advances from shareholders, we have no external sources of liquidity. During the three months ended March 31, 2003, 5,295,000 warrants were exercised providing $529,500 of cash. We expect that additional outstanding class A and class B warrants will be exercised in 2003, which will provide additional cash.

We may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months. Our future operations and growth is dependent on our ability to raise capital for expansion, and to seek additional revenue sources. We have no material commitments for capital expenditures.

Net cash used in operations during the three months ended March 31, 2003 was $(377,263) as compared net cash provided by operations of $91,154 for the three months ended March 31, 2002. Net cash used in operations during the three months ended March 31, 2003 was substantially attributable to net income of $34,384, the add back of non-cash charges for depreciation of $33,547, non-cash compensation and consulting expense of $181,004 and an increase in payroll taxes payable of $77,360, offset by a decrease in accrued expenses of $29,366, customer deposits of $185,925 and an increase in accounts receivable of $479,208. Accounts receivable substantially increased due to the addition of a special project for a large customer with billings of approximately $360,000, none of which was collected in the quarter. The Company expects the full amount to be collected in the second quarter. Net cash used in operations during the three months ended March 31, 2002 was $91,154 and was substantially attributable to a net loss of $(93,160) offset by non-cash charges for depreciation of $28,111 and increases in payroll taxes payable of $170,128, accounts payable of $150,414 accrued expenses of $(142,365), customer deposits of $216,726, and an increase in interest payable of $55,201.

Net cash used in investing activities during the three months ended March 31, 2003 was $(88,876) relating to the purchase of property and equipment compared to net cash used in investing activities of $(24,135) for the three months ended March 31, 2002.

Net cash provided by financing activities for the three months ended March 31, 2003 was $489,325 as compared to net cash used in financing activities of ($51,547) for the three months ended March 31, 2002. During the three months ended March 31, 2003, we received proceeds from the exercise of warrants of $529,500 and had a decrease in checks outstanding in excess of bank balances of $60,596 offset by loan repayments of $100,771. During the three months ended March 31, 2002, we received proceeds from loans and related party advances of $85,000 and had checks outstanding in excess of bank balances of ($78,957) offset by cash used to repay loans payable of $30.000.

We are currently increasing our marketing efforts and sales force and are aggressively seeking new clients. We believe that our working capital will improve as our profitability improves and as we pay off certain debt settlements. Nevertheless, we can provide no assurance as to our future profitability or access to capital markets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 1 to the audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2002 as filed with the United States Securities and Exchange Commission. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14I) within 90 days of the filing date of this Quarterly Report on Form 10-QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         During the three months ended March 31, 2003, majority shareholders of the Company exercised warrants to purchase 1,750,000 shares of common stock at $.10 per share for net proceeds of $175,000.

         On January 24, 2003, a shareholder sold, for nominal consideration, class A stock warrants for 2,000,000 shares of common stock to a consultant for services rendered and to be rendered in the future on behalf of the Company. For accounting purposes, this transaction is treated as a contribution of the warrants by the selling warrant holder to the Company and a new grant of warrants to the consultant resulting in a consulting expense. The options had exercise prices of $.10 per share and expire on June 24, 2003. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 146%; risk-free interest rate of 4.50 percent and an expected holding periods of six months. In connection with the sale of these options, the Company recorded non-cash compensation of $166,000. During the three months ended March 31, 2003, the consultant exercised class A warrants for 3,545,000 common shares for net proceeds of $354,500.

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) EXHIBITS

         99.1 - Certification of CEO
         99.2 - Certification of Treasurer

         (b) REPORTS ON FORM 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IBX GROUP, INC.


Dated:   May 16, 2003                   By: /s/ Evan Brovenick
                                            ------------------
                                            Evan Brovenick
                                            Chief Executive Officer,
                                            President and Director


Dated:   May 16, 2003                   By: /s/ David Blechman
                                            ------------------
                                            David Blechman
                                            Treasurer

CERTIFICATIONS

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

Date: May 16, 2003                    /s/ Evan Brovenick
                                      ---------------------------------------
                                      Evan Brovenick, Chief Executive Officer

CERTIFICATIONS

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

Date: May 16, 2003                 /s/ David Blechman
                                  -----------------------------------------
                                  David Blechman, Treasurer