Form 10QSB
period 2003-06-30
IBX GROUP INC
filed 2003-08-19
CIK 1113677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



         For the fiscal quarter ended:  June 30, 2003

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

                              Yes   X      No
                                  -----       -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 17, 2003: 51,516,977 shares of common stock, $.005 par value per share.

                        IBX GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2003
                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION                                              ----

    Item 1 - Consolidated Financial Statements

             Consolidated Balance Sheet (Unaudited) June 30, 2003 .............3

             Consolidated Statements of Operations (Unaudited)
             For the Three and Six Months Ended June 30, 2003 and 2002.........4

             Consolidated Statements of Cash Flows (Unaudited)
             For the Six Months Ended June 30, 2003 and 2002...................5

             Notes to Consolidated Financial Statements (Unaudited).........6-15

    Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations.................16-22


    Item 3 - Control and Procedures...........................................23

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings................................................23

    Item 2 - Changes in Securities and Use of Proceeds.....................23-24

    Item 4 - Submission of Matters to a Vote of Security Holders..............24

    Item 6 - Exhibits and Reports on Form 8-K.................................24

    Signatures................................................................24

                             IBX GROUP, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEET
                                       June 30, 2003
                                        (Unaudited)
                                          ASSETS

Current assets:
   Cash ..................................................................    $    54,669
   Accounts receivable, net of allowance for doubtful accounts of $102,273        649,782
   Other current assets ..................................................         27,011
                                                                              -----------

       Total current assets ..............................................        731,462
                                                                              -----------

Property and equipment, net ..............................................        357,815
                                                                              -----------

Other assets:
   Intangible assets, net of accumulated amortization of $8,256 ..........        233,116
   Goodwill ..............................................................        380,734
   Other .................................................................          3,126
                                                                              -----------

       Total other assets ................................................        616,976
                                                                              -----------

       Total assets ......................................................    $ 1,706,253
                                                                              ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Note payable ..........................................................    $   413,678
   Checks outstanding in excess of bank balances .........................          6,468
   Accounts payable ......................................................        666,412
   Accrued expenses ......................................................        121,939
   Payroll taxes payable .................................................      1,183,054
   Deferred revenue ......................................................         33,301
                                                                              -----------

       Total current liabilities .........................................      2,424,852
                                                                              -----------

Commitments and contingencies

Stockholders' deficit:
   Preferred Stock ($0.005 par value; 4,700,000 authorized shares;
     none issued and outstanding) ........................................              -
   Class A Non-voting Convertible Preferred Stock ($0.005 par value;
     300,000 authorized shares; 80,000 shares issued and outstanding) ....            400
   Common stock ($0.005 par value; 100,000,000 authorized shares;
     51,016,977 shares issued and outstanding) ...........................        255,086
   Common stock issuable (3,000,000 shares) ..............................         15,000
   Additional paid-in capital ............................................      2,242,319
   Accumulated deficit ...................................................     (3,080,101)
   Less: Stock subscription receivable ...................................        (67,070)
   Less: Deferred compensation and consulting ............................        (84,233)
                                                                              -----------

       Total stockholders' deficit .......................................       (718,599)
                                                                              -----------

       Total liabilities and stockholders' deficit .......................    $ 1,706,253
                                                                              ===========

               See accompanying notes to consolidated financial statements.

                                            -3-

                                          IBX GROUP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                                  For the Three Months Ended         For the Six Months Ended
                                                           June 30,                          June 30,
                                                 -----------------------------     -----------------------------
                                                     2003             2002             2003             2002
                                                 ------------     ------------     ------------     ------------
REVENUES ....................................... $    979,672     $    745,613     $  2,205,483     $  1,346,547
                                                 ------------     ------------     ------------     ------------


OPERATING EXPENSES:
    Salaries and payroll taxes .................      576,783          303,442        1,020,094          594,774
    Depreciation and amortization ..............       43,774           28,621           77,321           56,732
    Professional fees ..........................       46,479           30,803          140,534           84,604
    Rent .......................................       81,141           53,898          187,950          105,800
    Other selling, general and administrative ..      503,465          222,163          998,465          411,747
                                                 ------------     ------------     ------------     ------------

        Total Operating Expenses ...............    1,251,642          638,927        2,424,364        1,253,657
                                                 ------------     ------------     ------------     ------------

INCOME (LOSS) FROM OPERATIONS ..................     (271,970)         106,686         (218,881)          92,890
                                                 ------------     ------------     ------------     ------------

OTHER EXPENSES:
    Interest expense ...........................      (27,137)         (76,922)         (45,842)        (156,286)
                                                 ------------     ------------     ------------     ------------

        Total Other Expenses ...................      (27,137)         (76,922)         (45,842)        (156,286)
                                                 ------------     ------------     ------------     ------------

NET INCOME (LOSS) .............................. $   (299,107)    $     29,764     $   (264,723)    $    (63,396)
                                                 ============     ============     ============     ============

EARNING (LOSS) PER SHARE:

    Net Income (Loss) Per Common Share - Basic . $      (0.01)    $       0.00     $      (0.01)    $      (0.00)
                                                 ============     ============     ============     ============
    Net Income (Loss) Per Common Share - Diluted $      (0.01)    $       0.00     $      (0.01)    $      (0.00)
                                                 ============     ============     ============     ============

    Weighted Common Shares Outstanding - Basic .   46,646,743       37,237,500       45,762,903       37,237,500
                                                 ============     ============     ============     ============
    Weighted Common Shares Outstanding - Diluted   46,646,743       37,237,500       45,762,903       37,237,500
                                                 ============     ============     ============     ============

                             See accompanying note to consolidated financial statements.

                                                         -4-

                                 IBX GROUP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                                                          For the Six Months
                                                                            Ended June 30,
                                                                     ---------------------------
                                                                        2003              2002
                                                                     ---------         ---------
Cash flows from operating activities:
     Net income (loss) ......................................        $(264,723)        $ (63,396)
     Adjustments to reconcile net loss to net cash
     used in (provided by) operating activities:
         Depreciation and amortization ......................           77,321            56,732
         Non-cash compensation and consulting expense .......          193,383            20,071
         Interest expense ...................................                -             1,752
         Bad debt recovery ..................................          (10,503)                -

         (Increase) decrease in:
            Accounts receivable .............................         (481,209)          (60,195)
            Other current assets ............................           (4,696)          (49,912)
            Other ...........................................           (3,126)

         Increase (decrease) in:
            Accounts payable ................................          184,669            70,354
            Accrued expenses ................................           15,055          (173,098)
            Payroll taxes payable ...........................          204,702           213,859
            Customer deposits ...............................         (185,925)           41,873
            Deferred revenue ................................         (154,199)                -
            Interest payable ................................                -           109,889
                                                                     ---------         ---------

Net cash (used in) provided by operating activities .........         (429,251)          167,929
                                                                     ---------         ---------

Cash flows from investing activities:
     Net cash from acquisitions .............................            3,108                 -
     Purchase of property and equipment .....................         (115,306)          (31,701)
                                                                     ---------         ---------

Net cash used in investing activities .......................         (112,198)          (31,701)
                                                                     ---------         ---------

Cash flows from financing activities:
     Proceeds from exercise of stock warrants ...............          826,900                 -
     Checks outstanding in excess of bank balances ..........          (18,596)           48,251
     Payments on loans ......................................         (235,036)         (110,000)
     Proceeds from loans - related parties ..................             (454)          163,000
     Proceeds from (payments on) advances from related party                 -           (69,734)
                                                                     ---------         ---------

Net cash provided by financing activities ...................          572,814            31,517
                                                                     ---------         ---------

Net increase in cash ........................................           31,365           167,745

Cash at beginning of period .................................           23,304             2,191
                                                                     ---------         ---------

Cash at end of period .......................................        $  54,669         $ 169,936
                                                                     =========         =========

                   See accompanying notes to consolidated financial statements.

                                               -5A-

                                 IBX GROUP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                            (continued)
                                                                          For the Six Months
                                                                            Ended June 30,
                                                                     ---------------------------
                                                                        2003              2002
                                                                     ---------         ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest ...............................................        $       -         $  28,000
                                                                     =========         =========
     Income Taxes ...........................................        $       -         $       -
                                                                     =========         =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Loan payable-related party contributed to capital ......        $       -         $  93,000
                                                                     =========         =========
     Common stock issued for debt and subscription receivable        $       -         $ 184,000
                                                                     =========         =========
     Common stock issued and issuable for future services ...        $       -         $ 141,279
                                                                     =========         =========

Acquisition details:
     Fair value of assets acquired ..........................        $ 256,565         $       -
                                                                     =========         =========
     Liabilities assumed ....................................        $   9,432         $ 168,000
                                                                     =========         =========
     Goodwill ...............................................        $ 309,527         $       -
                                                                     =========         =========

                   See accompanying notes to consolidated financial statements.

                                               -5B-

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (UNAUDITED)


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

All of the shares and assets of the Company's primary operating subsidiary have been pledged to secure a loan obligation to a creditor. Two of the Company's primary officers have also pledged the shares of the Company owned by them. The parties entered into an amended settlement agreement effective November 7, 2002 whereby the creditor agreed to dismiss his action against the Company. Pursuant to the terms of the Agreement, the Company is obligated to make certain monthly payments, all of which have been made to date. Mr. Dudziak, the creditor, pursuant to the settlement agreement, has a lien and perfected security interest on all of the assets of IBX Technologies, Inc., which is IBX's primary operating subsidiary and on 11,550,000 shares of IBX common stock owned by Evan Brovenick and David Blechman. As of June 30, 2003, approximately $414,000 was outstanding on the loan. Failure to comply with the terms and conditions of the loan documents could result in a default and the transfer of these assets and shares to the lender.

The consolidated statements include the accounts of IBX Group, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Revenue derived from billing and collections and administrative services is recognized at the completion of the service performed. Software application revenue (from licensing) is recognized in accordance with the terms of the specific agreements. Maintenance and support revenues are recognized over the term of the related agreements. The Company's FHS subsidiary primarily acts as a referral network for physical therapy patients who are referred by insurance carriers. Revenue from providing physical therapy services was recognized upon completion of the patient services and was recorded net of amounts due to service providers for the fiscal year ended December 31, 2002. In 2003, the Company re-evaluated this revenue recognition policy of the FHS subsidiary and determined that it qualifies for the use of the Gross Method under EITF 99-19, "Recording Revenues Gross as a Principal versus Net as an Agent". The cumulative effect of the change in accounting principal was not material. Revenue from our acquired subsidiaries is recognized as services are rendered.

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF NEW ACCOUNTING POLICIES
         (CONTINUED)

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and consolidated operating results for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements of IBX Group, Inc. for the year ended December 31, 2002 and 2001 and notes thereto contained in the Report on Form 10-KSB for the year ended December 31, 2002 as filed with the SEC . The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results for the full fiscal year ending December 31, 2003.

Basic earnings per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. At June 30, 2003, there were options and warrants to purchase 32,852,634 shares of common stock, which could potentially dilute future earnings per share.
Intangible assets consist of acquired goodwill, acquired websites, and acquired customer lists. Goodwill and other intangible assets are considered to have an indefinite life pursuant to SFAS 142 and accordingly are not amortized until their useful life is determined to be no longer indefinite. The Company evaluates the remaining useful life of intangible assets that are not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, the asset is tested for impairment in accordance with SFAS144. That intangible asset shall then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. Other intangible assets are being amortized over a three to ten year term. Amortizable intangibles are also evaluated periodically for impairment. The amortization expense in the three and six month periods ended June 30, 2003 was $8,256 and $8,256, respectively, compared to $0 and $0, respectively, for the same periods in 2002

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003
                                   (UNAUDITED)


NOTE 2 - ACQUISITIONS

Effective April 1, 2003, the Company acquired all of the membership interests in NursesStat, LLC, a Florida limited liability company. The closing date occurred in late June 2003. NursesStat is a medical staffing application service provider. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. In connection with the acquisition, the Company issued 3,000,000 and 200,000 shares of common stock to the sellers and a third party, respectively. The value of the 3,000,000 common shares issued of $.137 per share or $410,400 was determined based on the average market price of the Company's common shares over the 5-day period before and after the terms of the acquisition were agreed to and announced (March 17, 2003). Additionally, the Company issued 200,000 common shares to consultant in connection with the acquisition of NursesStat. These shares were values at $.18 per share, based on the grant date, for a value of $36,000. The purchase price exceeded the fair value of net assets acquired by $404,527. The Company has applied $95,000 of the excess to customer lists based on the present value of future cash flows of a sales contract, which is being amortized over a 36 month period. The remaining excess of $309,527 has been applied to goodwill. The results of operations of NursesStat are included in the consolidated results of operations of the Company from the acquisition date of April 1, 2003. On April 1, 2003, the Company's NurseStat subsidiary entered into two employment agreements with its Managing Directors. The term of the agreements are for three years with an annual base salary of $80,000 each, with an option to renew for two additional three years periods. Additionally, each of these individual will be entitled to a bonus of 12.5% of net profits of NursesStat, as defined.

On May 5, 2003, the Company, through its wholly-owned subsidiary IBX Transcription Services, Inc. ("IBXT"), acquired certain assets and the business of ITS Acquisition, Inc. d/b/a Independent Transcription Services ("ITS"), a Florida corporation. ITS provides dictation, transcription and document management services for the healthcare industry. As a result of the acquisition, the Company is a provider of transcription services for the healthcare industry and will sell its transcription technology to ITS customers. It also expects to reduce costs through economies of scale. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No.
141. In connection with the acquisition of certain assets, prior to the acquisition date, the Company issued 150,000 shares of common stock to the seller. The value of the 150,000 common shares issued of $.1564 per share or $23,460 was determined based on the fair market price of the Company's common shares over the 5-day period before and after the terms of the acquisition were agreed to and announced (May 5, 2003). The purchase price exceeded the fair value of net assets acquired by $17,128. The excess has been applied to customer lists and is being amortized over a 36 month period. The results of operations of ITS are included in the consolidated results of operations of the Company from the acquisition date of May 5, 2003 to June 30, 2003. Effective November 4, 2002, the Company's IBXT subsidiary entered into an employment agreement. The term of the agreement is for one year with a base salary of $36,400. Additionally, this individual will be entitled to a bonus of 10% of net taxable income on any new business of IBXT and a bonus of 30% of net taxable income of IBXT any new business of the IBXT that relates specifically to certain clients as defined in the agreement.

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003
                                   (UNAUDITED)


NOTE 2 - ACQUISITIONS (CONTINUED)

On May 6, 2003, the Company, through its wholly-owned subsidiary, Medicompliant Solutions II, Inc. ("Medicompliant"), acquired certain assets and the business of Medicompliant Solutions and Legal Services, Inc. ("MSL"), a Florida corporation. MSL provides outsourced legal compliance services for the healthcare industry. As a result of the acquisition, the Company is expected to be the leading provider of outsourced legal compliance services. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. The Company acquired MSL for cancellation of approximately $20,000 owed to the Company under an informal agreement for back rent. The Company had not recorded such rental income in prior periods since collection was unlikely. Additionally, on May 6, 2003, Medicompliant granted an option to a third party to purchase from Medicompliant, upon terms and conditions as defined in the options agreement, such number of Medicompliant's common shares as shall, after issuance, be equivalent to twenty (20%) percent of all outstanding shares of Medicompliant, for a consideration of $.01 per share. The results of operations of Medicompliant are included in the consolidated results of operations of the Company from the acquisition date of May 6, 2003 to June 30, 2003.

On May 20, 2003, the Company formed a new Florida limited liability company, Robo Massage, LLC ("Robo"), in which the Company has an 80% interest. Simultaneously, the Company issued 500,000 shares of common stock in connection with a licensing agreement, whereby, Robo licensed the rights to "RoboMassage", a programmable, interactive massage table for use in healthcare and leisure settings. The licensor has the option to terminate the Licensing agreement at the end of each year commencing January 2005 for year 2004 if for any such year, the sum of royalties paid pursuant to the licensing agreement plus the Licensor's distributions from its membership interest in Robo are less than $25,000. Robo agreed to pay to Licensor a royalty calculated as 6% of realized revenue, defined as cash revenue received by Robo from the sale of licensed products. The Company valued the 500,000 common shares issued at $.1736 per share based on the trading price on the May 20, 2003 license date or $86,800. Amortization will begin once the Company places the license in service.

The assets acquired and liabilities assumed were as follows:

                                                                               Medicompliant
                             IBX Transcription    NursesStat                   Soultions II,
                              Services, Inc.         LLC         Robo Massage       Inc.            Total
                             -----------------    ----------     ------------  -------------      ---------
Cash .....................        $  2,548         $    560        $     -        $     -         $   3,108
Accounts receivable ......          13,216                -              -              -            13,216
Other current assets .....               -            1,360              -              -             1,360
Property and equipment ...               -           26,376              -              -            26,376
Patents ..................               -           13,577              -              -            13,577
Customer lists and license          17,128           95,000         86,800          1,267           200,195
Accounts payable .........          (9,432)               -              -         (1,267)          (10,699)
Goodwill .................               -          309,527              -              -           309,527
                                  --------         --------        -------        -------         ---------

Total purchase price .....        $ 23,460         $446,400        $86,800        $     -         $ 556,660
                                  ========         ========        =======        =======         =========

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003
                                   (UNAUDITED)


NOTE 2 - ACQUISITIONS (CONTINUED)

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions had occurred as of the beginning of the following periods:

                                         Six Months Ended    Six Months Ended
                                           June 30, 2003       June 30, 2002
                                         ----------------    ----------------

Net Revenues .......................       $ 2,215,209         $ 1,378,740
Net Loss ...........................       $  (281,598)        $  (416,668)
Net Loss per Share from
  continuing operations ............       $     (0.01)        $      (.01)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 3 - LOAN PAYABLE

The Company's borrowings consisted of the following at June 30, 2003:

Loan payable to an individual, payable in various
installments. The loan payable includes accrued interest and is collateralized by all of the assets of one of the Company's subsidiaries and 11,550,000 outstanding common shares of the
Company held by certain guarantors. See (a) below. ...................$ 413,678

Less: Current portion of loans payable ............................... (413,678)
                                                                      ----------
Total ................................................................$       -
                                                                      ==========
__________

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

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003
                                   (UNAUDITED)


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

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003
                                   (UNAUDITED)


NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In January 2003, the EITF finalized a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." The Task Force concluded that cash consideration in excess of specific identifiable costs, including sales incentives, allowances, discounts, coupons, rebates and price reductions, when meeting certain criteria, constitute a reduction in vendor price, and should therefore be reflected as a reduction in cost of sales when the related merchandise is sold. The EITF concluded that this literature should be applied to new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. We adopted EITF 02-16 as of January 1, 2003. The adoption of EITF 02-16 had an immaterial impact on our consolidated financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. We plan to adopt SFAS No. 150 in the second quarter of Fiscal 2004. We do not expect the adoption of SFAS No. 150 to have a significant impact on our consolidated financial position or results of operations.

NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock

In August 2002, the Company designated 300,000 shares of its authorized preferred stock as Class A Non-Voting Convertible Preferred Stock ("Class A Preferred"). Each share of Class A Preferred is convertible into 100 shares of common stock. A holder of Class A Preferred may not convert shares if such conversion would result in such holder owning in excess of 4.9% of the Company's common stock. At such time, 80,000 shares of Class A Preferred were issued in exchange for 8,000,000 shares of common stock held by one entity.

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003
                                   (UNAUDITED)


NOTE 6 - STOCKHOLDERS' DEFICIT (CONTINUED)

Common Stock

In April 2003, 600,000 shares of common stock previously issuable were issued.

In April 2003, a consultant to the Company entered into separate agreements with the Tucker Family Spendthrift Trust and the Calvo Family Spendthrift Trust pursuant to which he has the right to purchase all of the class A warrants from the Tucker Family Spendthrift Trust and all of the class E warrants from the Calvo Family Spendthrift Trust. The Trusts have agreed with the consultant to not exercise the warrants so long as the consultant purchases 1,000,000 warrants per month from each Trust. As consideration for arranging the transaction between the parties, the Company agreed to pay another third party a finder's fee of $.005 per warrant for each warrant that is purchased by the consultant and subsequently exercised. There is no financial accounting effect of these transactions other than offsetting the fee paid against paid in capital as an offering cost.

During the three months ended June 30, 2003, majority shareholders of the Company and consultants exercised warrants to purchase 3,520,000 shares of common stock at $.10 per share for proceeds of $297,400, net of fees paid of $7,600 and subscription receivables of $47,000.

During the three months ended June 30, 2003, the Company extended the expiration date of it $.10 warrants to December 31, 2003 and the $.20 warrants to June 24, 2004

In April 2003, in connection with the acquisition of NursesStat LLC, the Company was required to issue 3,000,000 shares of common stock. As of June 30, 2003, these shares have not been issued and are included in common stock issuable at June 30, 2003. Additionally, as part of this acquisition, the Company issued 200,000 shares of common stock to a consultant for services rendered. (See note
2)

In May 2003, in connection with the acquisition of Independent Transcription Services, Inc., the Company issued 150,000 shares of common stock. (See note 2)

In May 2003, in connection with the acquisition of a licensing agreement, the Company issued 500,000 shares of common stock. (See note 2)

NOTE 7 - SEGMENT INFORMATION

For the three and six months ended June 30, 2003, the Company operated in two reportable business segments - (1) healthcare transaction management and technology services and (2) physical therapy and rehabilitation services. The healthcare transaction management and technology services segment provides the healthcare industry with a combination of administrative services and technology development, including but not limited to physicians practice management, billing and collections, network services, transcription services, staffing solutions, and software application development. The physical therapy and rehabilitation services segment operates multi-disciplinary clinics offering physical therapy, occupational medicine, pain management, chiropractic care and wellness services. The Company's reportable segments are strategic business units that offer different products, which compliment each other. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the three and six months ended June 30, 2003 is as follows.

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003
                                   (UNAUDITED)


NOTE 7 - SEGMENT INFORMATION (CONTINUED)

                                        FOR THE THREE    FOR THE THREE    FOR THE SIX      FOR THE SIX
                                        MONTHS ENDED     MONTHS ENDED     MONTHS ENDED     MONTHS ENDED
                                        JUNE 30, 2003    JUNE 30, 2002    JUNE 30, 2003    JUNE 30, 2002
                                        -------------    -------------    -------------    -------------
                      NET REVENUES:
             Healthcare Transaction
          Management and Technology ....  $ 801,326         $745,613       $ 1,815,310      $ 1,346,547
Physical Therapy and Rehabilitation ....    178,346                -           390,173                -
                                        -------------    -------------    -------------    -------------

           Consolidated Net Revenue ....    979,672          745,613         2,205,483        1,346,547
                                        -------------    -------------    -------------    -------------

                OPERATING EXPENSES:
             Healthcare Transaction
          Management and Technology ....    910,467          610,306         1,813,009        1,196,925
Physical Therapy and Rehabilitation ....    297,401                -           534,034                -

                      DEPRECIATION:
             Healthcare Transaction
          Management and Technology ....     42,153           28,621            73,433           56,732
Physical Therapy and Rehabilitation ....      1,621                -             3,888                -

                  INTEREST EXPENSE:
             Healthcare Transaction
          Management and Technology ....     27,137           76,922            45,842          156,286
Physical Therapy and Rehabilitation ....          -                -                 -                -
                                        -------------    -------------    -------------    -------------

                     INCOME (LOSS):
             Healthcare Transaction
          Management and Technology ....  $(178,431)        $ 29,764       $  (116,974)     $   (63,396)
Physical Therapy and Rehabilitation ....   (120,676)               -          (147,749)               -
                                        -------------    -------------    -------------    -------------

                  NET INCOME( LOSS) ....  $(299,107)        $ 29,764       $  (264,723)     $   (63,396)
                                        =============    =============    =============    =============

     TOTAL ASSETS AT JUNE 30, 2003:
             Healthcare Transaction
          Management and Technology ...................................... $ 1,309,027        $ 693,820
Physical Therapy and Rehabilitation ......................................     397,226                -
                                                                          -------------    -------------

           Consolidated Asset Total ...................................... $ 1,706,253        $ 693,820
                                                                          =============    =============

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003
                                   (UNAUDITED)


NOTE 8 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $1,693,390 at June 30, 2003, and has an accumulated deficit and stockholders' deficit of $3,080,101 and $718,599, respectively, and has cash used in operations of $429,251 for the six months ended June 30, 2003. The ability of the Company to continue as a going concern is dependent on the continuation of profitable operations, its ability to maintain positive cash flows from operations, and the obtaining additional equity and/or debt financing to pay off outstanding debt obligations and unpaid payroll taxes. There can be no assurance that the Company's efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. No estimate has been made should management's plan be unsuccessful.

NOTE 9 - SUBSEQUENT EVENTS

Common Stock

Subsequent to June 30, 2003, the Company issued 2,315,000 shares of common stock in connection with the exercise of warrants to purchase 2,315,000 shares of common stock at $.10 per share for net proceeds of $207,500 and subscription receivables of $24,000.

In July 2003, 2,300,000 shares of common stock were issued in exchange for 23,000 shares of Class A preferred stock. At the exchange date, the fair market value of the issued preferred stock equaled the fair market value of the exchanged common shares resulting in no charges to operations.

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

All of the shares and assets of the Company's primary operating subsidiary have been pledged to secure a loan obligation to a creditor. Two of the Company's primary officers have also pledged the shares of the Company owned by them. Payments of $275,000 were recently made and the terms of the loan have been restructured. The parties entered into an amended settlement agreement effective November 7, 2002 whereby the creditor agreed to dismiss his action against the Company. Pursuant to the terms of the Agreement, the Company is obligated to make certain monthly payments, all of which have been made to date. Mr. Dudziak, the creditor, pursuant to the settlement agreement, has a lien and perfected security interest on all of the assets of IBX Technologies, Inc., which is IBX's primary operating subsidiary and on 11,550,000 shares of IBX common stock owned by Evan Brovenick and David Blechman. As of June 30, 2003, approximately $414,000 was outstanding on the loan. Failure to comply with the terms and conditions of the loan documents could result in a default and the transfer of these assets and shares to the lender.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

REVENUES

Revenues are generated from our administrative services (accounting, billing and collection, claims processing, information management, transcription and legal services) and from our business of providing physical therapy services to referred patients. Revenues for the three months ended June 30, 2003 were $979,672 as compared to revenues for the three months ended June 30, 2002 of $745,613, an increase of $234,059 or 31%. The increase was substantially attributable to increased collections on behalf of customers under the Company's service contracts and revenues generated from our physical therapy clinics and services. Additionally, the increase was due to the signing of new service agreements and the Hilco servicing agreement, for which we recorded revenue of $125,000 for the three months ended June 30, 2003. For the three months ended June 30, 2003, revenues by segment consisted of the following. For the three months ended June 30, 2002, we only operated in the health transaction management and technology segment.

         Health transaction management and technology segment    $801,326
         Physical therapy and rehabilitation services segment     178,346
                                                                 --------

                  Total revenues ............................    $979,672
                                                                 ========

In June 2003, Hilco cancelled their service agreement with us. The cancellation of this agreement may have an adverse effect on our revenue in the future

OPERATING EXPENSES

The Company's operating results for the quarter were materially impacted by the start-up costs for the several acquisitions that were consummated during 2003, including Florida HealthSource, IBX Transcription, NurseStat and MediCompliant, all of which had losses for the quarter, while the core business remained profitable. The Company expects that these new businesses will have substantially increased revenues and lower expenses by the end of the year.

Salaries and payroll taxes were $576,783 for the three months ended June 30, 2003 as compared to $303,442 for the three months ended June 30, 2002. Salaries, which consist of salaried and hourly employees, include staff used for our administrative services, our technical development staff, marketing staff and office personnel, and clinic staff. Overall, for the three months ended June 30, 2003, salary and payroll expenses increased by $273,341 or 90%. The increase is attributable to an increase in billing and collections staff required to service our growing billing and collection contracts of $61,407, increased staff related to our physical therapy and rehabilitation segment of $124,756, and increased staff from related to our acquisitions during the period of $87,178.

Depreciation and amortization expense for the three months ended June 30, 2003 was $43,774 as compared to $28,621 for the three months ended June 30, 2002 due to an increase in depreciable assets from additions primarily in the Company's subsidiary, FHS and NurseStat.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002 (CONTINUED)

Professional fees were $46,479 for the three months ended June 30, 2003 as compared to $30,803 for the three months ended June 30, 2002, an increase of $15,676 or 51%. The increase was attributable to increased legal fees associated with our acquisitions as of June 30, 2003 as well as increased reporting obligations as a public company.

Rent expense was $81,141 for the three months ended June 30, 2003 as compared to $53,898 for the three months ended June 30, 2002, an increase of $27,243. Currently, we offset our rent expense by subleasing office space to certain entities on a month-to-month basis. Due to our growth and need for additional space, reductions in rent expense due to sublease income has decreased. Additionally, we incurred additional rent expense related to our physical therapy and rehabilitation segment of $16,979 versus none in the prior period.

Other selling, general and administrative expenses, which include advertising, insurance, contract labor, consulting expense, travel and entertainment, telephone, and other expenses, were $503,465 for the three months ended June 30, 2003 as compared to $222,163 for the three months ended June 30, 2002 as is summarized by segment as follows:

         Health transaction management and technology segment    $346,661
         Physical therapy and rehabilitation services segment     156,804
                                                                 --------

              Total other selling, general and administrative    $503,465
                                                                 ========

For our health transaction management and technology segment, other selling, general administrative expenses increased by $124,498. Additional increases were attributable to increased advertising, health insurance expense, and commissions offset by a decrease in outside services and other expenses due to cost cutting measures. The physical therapy and rehabilitation services segment did not exist in the prior period.

Interest expense was $27,137 for the three months ended June 30, 2003 as compared to $76,922 for the three months ended June 30, 2002. The decrease was attributable to the fact that we renegotiated our primary loan to more favorable terms in October 2002, reducing our interest rate fro 25% to 12.5%. Additionally, we entered into an installment agreement with the U.S. Internal Revenue Service (IRS) in October 2002 relating to unpaid payroll taxes. In connection with this installment agreement, interest expense related to the unpaid payroll taxes has decreased.

As a result of these factors, we reported a net loss of $(299,107) or $(.01) per share for the three months ended June 30, 2003 as compared to net income of $29,764 or ($.00) per share for the three months ended June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

REVENUES

Revenues are generated from our administrative services (accounting, billing and collection, claims processing, information management, transcription and legal services) and from our business of providing physical therapy services to referred patients. Revenues for the six months ended June 30, 2003 were $2,205,483 as compared to revenues for the six months ended June 30, 2002 of $1,346,547, an increase of $858,936 or 64%. The increase was substantially attributable to increased collections on behalf of customers under the Company's service contracts and revenues generated from our physical therapy clinics and services. Additionally, the increase was due to the signing of new service agreements and the Hilco servicing agreement, for which we recorded revenue of $187,500 for the six months ended June 30, 2003. Additional revenues of approximately $25,000 were derived from our second quarter acquirees. For the six months ended June 30, 2003, revenues by segment consisted of the following. For the six months ended June 30, 2002, we only operated in the health transaction management and technology segment.

         Health transaction management and technology segment    $1,815,310
         Physical therapy and rehabilitation services segment       390,173
                                                                 ----------

                  Total revenues ............................    $2,205,483
                                                                 ==========

In June 2003, Hilco cancelled their service agreement with us. We recognized revenues of $187,500 during the six months ended June 30, 2003 from this agreement. The cancellation of this agreement may have an adverse effect on our revenue in the future

OPERATING EXPENSES

Salaries and payroll taxes were $1,020,094 for the six months ended June 30, 2003 as compared to $594,774 for the six months ended June 30, 2002. Salaries, which consist of salaried and hourly employees, include staff used for our administrative services, our technical development staff, marketing staff and office personnel, and clinic staff. Overall, for the six months ended June 30, 2003, salary and payroll expenses increased by $425,320 or 71%. The increase is attributable to an increase in billing and collections staff required to service our growing billing and collection contracts of $89,520, increased staff related to our physical therapy and rehabilitation segment of $248,622, and increased staff from related to our acquisitions during the period of $87,178.

Depreciation and amortization expense for the six months ended June 30, 2003 was $77,321 as compared to $56,732 for the six months ended June 30, 2002 due to an increase in depreciable assets from additions primarily in the Company's subsidiary, FHS and NurseStat.

Professional fees were $140,534 for the six months ended June 30, 2003 as compared to $84,604 for the six months ended June 30, 2002, an increase of $55,930 or 66%. The increase was attributable to increased legal fees associated with our acquisitions as of June 30, 2003 as well as increased reporting obligations as a public company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Rent expense was $187,950 for the six months ended June 30, 2003 as compared to $105,800 for the six months ended June 30, 2002, an increase of $82,150. Currently, we offset our rent expense by subleasing office space to certain entities on a month-to-month basis. Due to our growth and need for additional space, reductions in rent expense due to sublease income has decreased. Additionally, we incurred additional rent expense related to our physical therapy and rehabilitation segment of $50,404 versus none in the prior period.

Other selling, general and administrative expenses, which include advertising, insurance, contract labor, consulting expense, travel and entertainment, telephone, and other expenses, were $998,465 for the six months ended June 30, 2003 as compared to $411,747 for the six months ended June 30, 2002 as is summarized by segment as follows:

         Health transaction management and technology segment    $739,190
         Physical therapy and rehabilitation services segment     259,275
                                                                 --------

              Total other selling, general and administrative    $998,465
                                                                 ========

For our health transaction management and technology segment, other selling, general administrative expenses increased by $327,443. During the six months ended June 30, 2003, we recorded non-cash consulting expense of $166,000 related to the granting of 2,000,000 warrants to a consultant. Additional increases were attributable to increased advertising, health insurance expense, and commissions offset by a decrease in outside services and other expenses due to cost cutting measures. The physical therapy and rehabilitation services segment did not exist in the prior period.

Interest expense was $45,842 for the six months ended June 30, 2003 as compared to $156,286 for the six months ended June 30, 2002. The decrease was attributable to the fact that we renegotiated our primary loan to more favorable terms in October 2002, reducing our interest rate fro 25% to 12.5%. Additionally, we entered into an installment agreement with the U.S. Internal Revenue Service (IRS) in October 2002 relating to unpaid payroll taxes. In connection with this installment agreement, interest expense related to the unpaid payroll taxes has decreased.

As a result of these factors, we reported a net loss of $(264,723) or $(.01) per share for the six months ended June 30, 2003 as compared to a net loss of $(63,396) or ($.00) per share for the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

During the first part of 2002, our overall performance was hampered due to continuing inadequacy of funding to meet our needs. During the second half of 2002 and through June 30, 2003, we received a $500,000 payment from Hilco Receivables LLC for services and received $890,900 in cash from the exercise of warrants. Our ability to continue as a going concern is dependent upon our ability to attain a satisfactory level of profitability, have access to suitable financing, satisfy our contractual obligations with creditors on a timely basis and develop further revenue sources.

At June 30, 2003, we had a stockholders' deficit of $718,599. We have an accumulated deficit from losses of $3,080,101. Our operations and growth during 2002 and 2003 have been funded from loans from third parties amounting to $163,000, exercises of warrants aggregating $905,900 and the conversion of $269,854 of loans and payables to equity. These funds were used for working capital and capital expenditures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We entered into an installment agreement with the U.S. Internal Revenue Service in October 2002 relating to unpaid payroll taxes through June 2002, which requires us to pay $12,000 per month for 84 months. We have incurred additional payroll tax liabilities subsequent to June 30, 2002 which have been accrued on the accompanying balance sheet. Additionally, we have accrued penalties and interest on payroll tax liabilities incurred subsequent to June 30, 2002. At June 30, 2003, accrued payroll taxes aggregated $1,183,054.

We have no other material commitments for capital expenditures. Other than cash generated from our operations, exercise of warrants and loans and advances from shareholders, we have no external sources of liquidity. During the six months ended June 30, 2003, 8,815,000 warrants were exercised providing $826,900 of cash. We expect that additional outstanding class A and class B warrants will be exercised in the third quarter of 2003, which will provide additional cash.

We may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months. Our future operations and growth is dependent on our ability to raise capital for expansion, and to seek additional revenue sources. During the quarter, we extended the expiration date of our $.10 warrants to December 31, 2003 and the $.20 warrants to June 24, 2004 so that we could potentially realize additional funds from their exercise. Additional warrants were exercised in June and July 2003. We have no material commitments for capital expenditures.

Net cash used in operations during the six months ended June 30, 2003 was $(429,251) as compared net cash provided by operations of $167,929 for the six months ended June 30, 2002. Net cash used in operations during the six months ended June 30, 2003 was substantially attributable to a net loss of $(264,723), an increase in accounts receivable of $481,209, a decrease in customer deposits of $185,925, and a decrease in deferred revenue of $154,100, offset by a the add back of non-cash charges for depreciation of $77,321, non-cash compensation and consulting expense of $193,383, an increase in payroll taxes payable of $204,702, and an increase in accounts payable of $184,669. Net cash provided by operations during the six months ended June 30, 2002 was $167,929 and was substantially attributable to a net loss of $(63,396) and a decrease in accrued expenses of $(173,098) offset by non-cash charges for depreciation of $56,732 and increases in payroll taxes payable of $213,859, accounts payable of $70,354, customer deposits of $41,873, and an increase in interest payable of $109,889.

Net cash used in investing activities during the six months ended June 30, 2003 was $(112,198) relating to the purchase of property and equipment of $(115,306) offset by cash acquired in acquisitions of $3,108 compared to net cash used in investing activities of $(31,701) for the six months ended June 30, 2002.

Net cash provided by financing activities for the six months ended June 30, 2003 was $572,814 as compared to net cash provided by financing activities of $31,517 for the six months ended June 30, 2002. During the six months ended June 30, 2003, we received proceeds from the exercise of warrants of $826,900 offset by a decrease in checks outstanding in excess of bank balances of $18,596 and loan repayments of $235,036. During the six months ended June 30, 2002, we received net proceeds from loans and related party advances of $93,266 and had an increase in checks outstanding in excess of bank balances of $48,251 offset by cash used to repay loans payable of $110,000.

We are currently increasing our marketing efforts and sales force and are aggressively seeking new clients and new businesses that will increase our revenues. . We believe that our working capital will improve as our profitability improves and as we pay off certain debt settlements. Nevertheless, we can provide no assurance as to our future profitability or access to capital markets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following tables summarize our contractual obligations and commercial commitments as of June 30, 2003:


                                          PAYMENTS DUE BY PERIOD
                              --------------------------------------------------
                      TOTAL   WITHIN 1 YEAR  2-3 YEARS  4-5 YEARS  AFTER 5 YEARS
                     -------  -------------  ---------  ---------  -------------
Operating Leases ..  772,000     312,000      410,000     50,000         -
Capital Leases ....        -           -            -          -         -


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

Revenue derived from billing and collections and administrative services is recognized at the completion of the service performed. Software application revenue (from licensing) is recognized in accordance with the terms of the specific agreements. Maintenance and support revenues are recognized over the term of the related agreements. The Company's FHS subsidiary primarily acts as a referral network for physical therapy patients who are referred by insurance carriers. Revenue from providing physical therapy services was recognized upon completion of the patient services and was recorded net of amounts due to service providers for the fiscal year ended December 31, 2002. In 2003, the Company re-evaluated this revenue recognition policy of the FHS subsidiary and determined that it qualifies for the use of the Gross Method under EITF 99-19, "Recording Revenues Gross as a Principal versus Net as an Agent". The cumulative effect of the change in accounting principal was not material. Revenue from our acquired subsidiaries is recognized as services are rendered.

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


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In April 2003, 600,000 shares of common stock previously issuable were issued.

         In April 2003, a consultant to the Company entered into separate agreements with the Tucker Family Spendthrift Trust and the Calvo Family Spendthrift Trust pursuant to which he has the right to purchase all of the class A warrants from the Tucker Family Spendthrift Trust and all of the class E warrants from the Calvo Family Spendthrift Trust. The Trusts have agreed with the consultant to not exercise the warrants so long as the consultant purchases 1,000,000 warrants per month from each Trust. As consideration for arranging the transaction between the parties, the Company agreed to pay another third party a finder's fee of $.005 per warrant for each warrant that is purchased by the consultant and subsequently exercised. There is no financial accounting effect of these transactions other than offsetting the fee paid against paid in capital as an offering cost.

         During the three months ended June 30, 2003, majority shareholders of the Company and consultants exercised warrants to purchase 3,520,000 shares of common stock at $.10 per share for net proceeds of $282,400.

         In April 2003, in connection with the acquisition of NursesStat LLC, the Company shall issue 3,000,000 shares of common stock. As of June 30, 2003, these shares have not been issued and are included in common stock issuable at June 30, 2003. Additionally, as part of this acquisition, the Company issued 200,000 shares of common stock to a consultant for services rendered. (See note
2)

         During the three months ended June 30, 2003, the Company extended the expiration date of it $.10 warrants to December 31, 2003 and the $.20 warrants to June 24, 2004

         In May 2003, in connection with the acquisition of Independent Transcription Services, Inc., the Company issued 150,000 shares of common stock. (See note 2)

         In May 2003, in connection with the acquisition of a licensing agreement, the Company issued 500,000 shares of common stock. (See note 2)


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

         31.1   Certification by Chief Executive Officer Pursuant to Section 302
         31.2   Certification by Chief Financial Officer Pursuant to Section 302
         32.1   Certification by Chief Executive Officer Pursuant to Section 906
         32.2   Certification by Chief Financial Officer Pursuant to Section 906

    (b)  REPORTS ON FORM 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IBX GROUP, INC.


Dated:   August 19, 2003                By: /s/ Evan Brovenick
                                            ----------------------------------
                                            Evan Brovenick,
                                            Chief Executive Officer, President
                                            and Director


Dated:   August 19, 2003                By: /s/ David Blechman
                                            ------------------
                                            David Blechman,
                                            Treasurer