Form 10QSB
period 2003-09-30
IBX GROUP INC
filed 2003-11-17
CIK 1113677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               September 30, 2003
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

                                 (954) 312-1660
              (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 12, 2003: 83,529,877 shares of common stock, $.005 par value per share.

                        IBX GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet (Unaudited)
        September 30, 2003.....................................................3

      Consolidated Statements of Operations (Unaudited)
        For the Three and Nine Months Ended September 30, 2003 and 2002........4

      Consolidated Statements of Cash Flows (Unaudited)
        For the Nine Months Ended September 30, 2003 and 2002..................5

      Notes to Consolidated Financial Statements (Unaudited)................6-15

      Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................16-23

      Item 3 - Control and Procedures.........................................23


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................24

      Item 2 - Changes in Securities and Use of Proceeds......................24

      Item 4 - Submission of Matters to a Vote of Security Holders............25

      Item 5 - Other Information..............................................25

      Item 6 - Exhibits and Reports on Form 8-K...............................25

      Signatures..............................................................25

                        IBX GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2003
                                   (Unaudited)

                                     ASSETS
Current assets:
   Cash ........................................................    $   342,459
   Accounts receivable, net of allowance for doubtful
       accounts of $43,526 .....................................        555,780
   Other current assets ........................................        100,102
                                                                    -----------
           Total current assets ................................        998,341
                                                                    -----------

Property and equipment, net ....................................        332,033
                                                                    -----------
Other assets:
   Intangible assets, net of accumulated amortization
       of $16,712 ..............................................        224,660
   Goodwill ....................................................        380,734
   Other .......................................................          3,126
                                                                    -----------
           Total other assets ..................................        608,520
                                                                    -----------

           Total assets ........................................    $ 1,938,894
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Note payable ................................................    $   275,172
   Accounts payable ............................................        523,530
   Accrued expenses ............................................        189,376
   Payroll taxes payable .......................................      1,284,317
   Deferred revenue ............................................         21,907
                                                                    -----------
           Total current liabilities ...........................      2,294,302
                                                                    -----------
Commitments and contingencies

Stockholders' deficit:
   Preferred Stock ($0.005 par value;
       4,700,000 authorized shares;
       none issued and outstanding) ............................              -
   Class A Non-voting Convertible Preferred
       Stock ($0.005 par value; 300,000 authorized shares;
       57,000 shares issued and outstanding) ...................            285
   Common stock ($0.005 par value; 100,000,000 authorized
       shares; 72,777,877 shares issued and outstanding) .......        363,890
   Common stock issuable (454,100 shares) ......................          2,271
   Additional paid-in capital ..................................      3,433,359
   Accumulated deficit .........................................     (3,777,492)
   Less: Stock subscription receivable .........................       (296,695)
   Less: Deferred compensation and consulting ..................        (81,026)
                                                                    -----------
           Total stockholders' deficit .........................       (355,408)
                                                                    -----------

           Total liabilities and stockholders' deficit .........    $ 1,938,894
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                                       IBX GROUP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)
                                                    For the Three Months Ended     For the Nine Months Ended
                                                           September 30,                 September 30,
                                                    ---------------------------   ---------------------------
                                                        2003           2002           2003           2002
                                                    ------------   ------------   ------------   ------------
REVENUES .........................................  $    648,737   $    880,197   $  2,854,220   $  2,226,744
                                                    ------------   ------------   ------------   ------------

OPERATING EXPENSES:
    Salaries and payroll taxes ...................       673,462        306,072      1,693,556        900,846
    Depreciation and amortization ................        45,583         29,192        122,904         85,924
    Professional fees ............................        57,996         59,837        198,530        144,441
    Rent .........................................       100,811         58,645        288,761        164,445
    Other selling, general and administrative ....       456,606        234,363      1,455,071        646,110
                                                    ------------   ------------   ------------   ------------

        Total Operating Expenses .................     1,334,458        688,109      3,758,822      1,941,766
                                                    ------------   ------------   ------------   ------------

INCOME (LOSS) FROM OPERATIONS ....................      (685,721)       192,088       (904,602)       284,978
                                                    ------------   ------------   ------------   ------------

OTHER EXPENSES:
    Interest expense .............................       (11,670)       (77,961)       (57,512)      (234,247)
                                                    ------------   ------------   ------------   ------------

        Total Other Expenses .....................       (11,670)       (77,961)       (57,512)      (234,247)
                                                    ------------   ------------   ------------   ------------

NET INCOME (LOSS) ................................  $   (697,391)  $    114,127   $   (962,114)  $     50,731
                                                    ============   ============   ============   ============

EARNING (LOSS) PER SHARE:
      Net Income (Loss) Per Common Share - Basic .  $      (0.01)  $       0.00   $      (0.02)  $       0.00
                                                    ============   ============   ============   ============
      Net Income (Loss) Per Common Share - Diluted  $      (0.01)  $       0.00   $      (0.02)  $       0.00
                                                    ============   ============   ============   ============

      Weighted Common Shares Outstanding - Basic .    58,300,682     37,237,500     50,907,536     37,237,500
                                                    ============   ============   ============   ============
      Weighted Common Shares Outstanding - Diluted    58,300,682     37,237,500     50,907,536     37,237,500
                                                    ============   ============   ============   ============


                          See accompanying note to consolidated financial statements.

                                                      -4-

                                       IBX GROUP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                                                     For the Nine Months
                                                                                     Ended September 30,
                                                                                -----------------------------
                                                                                   2003              2002
                                                                                -----------       -----------
Cash flows from operating activities:
     Net income (loss) ...................................................      $  (962,114)      $    50,731
     Adjustments to reconcile net loss to net cash
     used in (provided by) operating activities:
         Depreciation and amortization ...................................          122,904            85,924
         Non-cash compensation and consulting expense ....................          196,590            30,107
         Interest expense ................................................                -             1,752
         Bad debt recovery ...............................................          (10,503)                -

         (Increase) decrease in:
             Accounts receivable .........................................         (387,207)          (89,517)
             Other current assets ........................................          (77,787)          (41,562)
             Other .......................................................           (3,126)                -

         Increase (decrease) in:
             Accounts payable ............................................           41,787             6,779
             Accrued expenses ............................................           82,492          (213,243)
             Payroll taxes payable .......................................          305,965           335,672
             Customer deposits ...........................................         (185,925)         (120,502)
             Deferred revenue ............................................         (165,593)                -
             Interest payable ............................................                -            34,576
                                                                                -----------       -----------
Net cash (used in) provided by operating activities ......................       (1,042,517)           80,717
                                                                                -----------       -----------
Cash flows from investing activities:
     Net cash from acquisitions ..........................................            3,108                 -
     Purchase of property and equipment ..................................         (126,651)          (43,013)
                                                                                -----------       -----------
Net cash used in investing activities ....................................         (123,543)          (43,013)
                                                                                -----------       -----------
Cash flows from financing activities:
     Proceeds from exercise of stock warrants ............................        1,884,275            34,000
     Checks outstanding in excess of bank balances .......................          (25,064)          (62,210)
     Payments on loans ...................................................         (373,542)                -
     Proceeds from loans - related parties ...............................             (454)          163,000
     Proceeds from (payments on) advances from related party .............                -          (100,424)
                                                                                -----------       -----------
Net cash provided by financing activities ................................        1,485,215            34,366
                                                                                -----------       -----------

Net increase in cash .....................................................          319,155            72,070
Cash at beginning of period ..............................................           23,304             2,191
                                                                                -----------       -----------
Cash at end of period ....................................................      $   342,459       $    74,261
                                                                                ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest ............................................................      $    43,255       $   130,000
                                                                                ===========       ===========
     Income Taxes ........................................................      $         -       $         -
                                                                                ===========       ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Exercise of common stock warrants for debt ..........................      $         -       $   269,855
                                                                                ===========       ===========
Acquisition details:
     Fair value of assets acquired .......................................      $   256,565       $    18,816
                                                                                ===========       ===========
     Liabilities assumed .................................................      $     9,432       $    55,023
                                                                                ===========       ===========
     Goodwill ............................................................      $   309,527       $    71,207
                                                                                ===========       ===========

                         See accompanying notes to consolidated financial statements.

                                                     -5-

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (UNAUDITED)

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

All of the shares and assets of the Company's primary operating subsidiary have been pledged to secure a loan obligation to a creditor. Two of the Company's primary officers have also pledged the shares of the Company owned by them. The parties entered into an amended settlement agreement effective November 7, 2002 whereby the creditor agreed to dismiss his action against the Company. Pursuant to the terms of the Agreement, the Company is obligated to make certain monthly payments, all of which have been made to date. Mr. Dudziak, the creditor, pursuant to the settlement agreement, has a lien and perfected security interest on all of the assets of IBX Technologies, Inc., which is IBX's primary operating subsidiary and on 11,550,000 shares of IBX common stock owned by Evan Brovenick and David Blechman. As of September 30, 2003, approximately $275,000 was outstanding on the loan. Failure to comply with the terms and conditions of the loan documents could result in a default and the transfer of these assets and shares to the lender.

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

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF NEW ACCOUNTING POLICIES
         (CONTINUED)

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and consolidated operating results for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements of IBX Group, Inc. for the year ended December 31, 2002 and 2001 and notes thereto contained in the Report on Form 10-KSB for the year ended December 31, 2002 as filed with the SEC . The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results for the full fiscal year ending December 31, 2003.

Basic earnings per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. At September 30, 2003, there were options and warrants to purchase 15,937,634 shares of common stock, which could potentially dilute future earnings per share.
Intangible assets consist of acquired goodwill, acquired websites, and acquired customer lists. Goodwill and other intangible assets are considered to have an indefinite life pursuant to SFAS 142 and accordingly are not amortized until their useful life is determined to be no longer indefinite. The Company evaluates the remaining useful life of intangible assets that are not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, the asset is tested for impairment in accordance with SFAS144. That intangible asset shall then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. Other intangible assets are being amortized over a three to ten year term. Amortizable intangibles are also evaluated periodically for impairment. The amortization expense in the three and nine month periods ended September 30, 2003 was $8,456 and $16,712, respectively, compared to $0 and $0, respectively, for the same periods in 2002

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 2003
                                   (UNAUDITED)

NOTE 2 - ACQUISITIONS

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

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 2003
                                   (UNAUDITED)

NOTE 2 - ACQUISITIONS (CONTINUED)

On May 6, 2003, the Company, through its wholly-owned subsidiary, Medicompliant Solutions II, Inc. ("Medicompliant"), acquired certain assets and the business of Medicompliant Solutions and Legal Services, Inc. ("MSL"), a Florida corporation. MSL provides outsourced legal compliance services for the healthcare industry. As a result of the acquisition, the Company is expected to be the leading provider of outsourced legal compliance services. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. The Company acquired MSL for cancellation of approximately $20,000 owed to the Company under an informal agreement for back rent. The Company had not recorded such rental income in prior periods since collection was unlikely. Additionally, on May 6, 2003, Medicompliant granted an option to a third party to purchase from Medicompliant, upon terms and conditions as defined in the options agreement, such number of Medicompliant's common shares as shall, after issuance, be equivalent to twenty (20%) percent of all outstanding shares of Medicompliant, for a consideration of $.01 per share. The results of operations of Medicompliant are included in the consolidated results of operations of the Company from the acquisition date of May 6, 2003 to September 30, 2003.

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

The assets acquired and liabilities assumed were as follows:

                               IBX Transcription                                       Medicompliant
                                 Services, Inc.     NursesStat LLC    Robo Massage   Soultions II, Inc.       Total
                               -----------------    --------------    ------------   ------------------     ---------
Cash .....................          $  2,548           $    560          $     -          $     -           $   3,108
Accounts receivable ......            13,216                  -                -                -              13,216
Other current assets .....                 -              1,360                -                -               1,360
Property and equipment ...                 -             26,376                -                -              26,376
Patents ..................                 -             13,577                -                -              13,577
Customer lists and license            17,128             95,000           86,800            1,267             200,195
Accounts payable .........            (9,432)                 -                -           (1,267)            (10,699)
Goodwill .................                 -            309,527                -                -             309,527
                                    --------           --------          -------          -------           ---------

Total purchase price .....          $ 23,460           $446,400          $86,800          $     -           $ 556,660
                                    ========           ========          =======          =======           =========

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 2003
                                   (UNAUDITED)

NOTE 2 - ACQUISITIONS (CONTINUED)

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions had occurred as of the beginning of the following periods:

                                          Nine Months Ended   Nine Months Ended
                                          September 30, 2003  September 30, 2002
                                          ------------------  ------------------

Net Revenues .............................   $ 2,863,946         $2,226,744
Net (Loss) Income ........................   $  (978,989)        $   50,731
Net (Loss) Income per Share
 from continuing operations ..............   $     (0.02)        $      .01

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 3 - LOAN PAYABLE

The Company's borrowings consisted of the following at September 30, 2003:

Loan payable to an individual, payable in various installments.
The loan payable includes accrued interest and is collateralized by all of the assets of one of the Company's subsidiaries and
11,550,000 outstanding common shares of the Company held by
certain guarantors. See (a) below. ................................   $ 275,172

Less: Current portion of loans payable ............................    (275,172)
                                                                      ---------

Total .............................................................   $       -
                                                                      =========

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

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 2003
                                   (UNAUDITED)

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

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 2003
                                   (UNAUDITED)

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The adoption of SFAS No. 150 did not have a significant impact on our consolidated financial position or results of operations.

NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock

In August 2002, the Company designated 300,000 shares of its authorized preferred stock as Class A Non-Voting Convertible Preferred Stock ("Class A Preferred"). Each share of Class A Preferred is convertible into 100 shares of common stock. A holder of Class A Preferred may not convert shares if such conversion would result in such holder owning in excess of 4.9% of the Company's common stock. At such time, 80,000 shares of Class A Preferred were issued in exchange for 8,000,000 shares of common stock held by one entity. During the three months ended September 30, 2003, the Class A preferred shareholder converted 23,000 Class A preferred shares into 2,300,000 shares of common stock.

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 2003
                                   (UNAUDITED)

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

During the three months ended September 30, 2003, warrants holders of the Company exercised warrants to purchase 16,915,000 shares of common stock at $.10 per share for net proceeds of $963,000 (net of $273,250 offering costs paid and $116,250 of offering costs payable and included in accrued expenses) and a subscription receivable of $266,625.

During the three months ended June 30, 2003, the Company extended the expiration date of it $.10 warrants to December 31, 2003 and the $.20 warrants to June 24, 2004

In September 2003, the Company modified the terms of the outstanding warrants to purchase 20,000,000 shares of the Company's common stock. The warrants had an exercise price of $.20 per warrant and an expiration date of June 24, 2004. The exercise price has been lowered to $.10 per share until December 31, 2003. The Company could extend the period in which the price reduction is in effect. There was no accounting effect of the modification.

In April 2003, in connection with the acquisition of NursesStat LLC, the Company was required to issue 3,000,000 shares of common stock. Additionally, in April 2003, as part of this acquisition, the Company issued 200,000 shares of common stock to a consultant for services rendered. (See note 2). During September 2003, the Company issued 2,545,900 shares of common stock issuable in connection with this acquisition. At September 30, 2003, 454,100 common shares remain issuable and are included in common stock issuable at September 30, 2003.

In July 2003, 2,300,000 shares of common stock were issued in exchange for 23,000 shares of Class A preferred stock. At the exchange date, the fair market value of the issued preferred stock equaled the fair market value of the exchanged common shares resulting in no charges to operations.

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 2003
                                   (UNAUDITED)

NOTE 7 - SEGMENT INFORMATION

For the three and nine months ended September 30, 2003, the Company operated in two reportable business segments - (1) healthcare transaction management and technology services and (2) physical therapy and rehabilitation services. The healthcare transaction management and technology services segment provides the healthcare industry with a combination of administrative services and technology development, including but not limited to physicians practice management, billing and collections, network services, transcription services, staffing solutions, and software application development. The physical therapy and rehabilitation services segment operates multi-disciplinary clinics offering physical therapy, occupational medicine, pain management, chiropractic care and wellness services. The Company's reportable segments are strategic business units that offer different products, which compliment each other. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the three and nine months ended September 30, 2003 is as follows.

                                                  FOR THE THREE     FOR THE THREE     FOR THE NINE      FOR THE NINE
                                                  MONTHS ENDED      MONTHS ENDED      MONTHS ENDED      MONTHS ENDED
                                                  SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                       2003              2002             2003               2002
                                                  -------------     -------------     -------------     -------------
                               NET REVENUES:
                      Healthcare Transaction
                   Management and Technology ...   $   472,532        $ 880,197        $ 2,287,842       $ 2,226,744
         Physical Therapy and Rehabilitation ...       176,205                -            566,378                 -
                                                   -----------        ---------        -----------       -----------

                    Consolidated Net Revenue ...       648,737          880,197          2,854,220         2,226,744
                                                   -----------        ---------        -----------       -----------

                         OPERATING EXPENSES:
                      Healthcare Transaction
                   Management and Technology ...     1,071,022          658,917          2,884,031         1,855,842
         Physical Therapy and Rehabilitation ...       217,853                -            751,887                 -
                               DEPRECIATION:
                      Healthcare Transaction
                   Management and Technology ...        43,036           29,192            116,469            85,924
         Physical Therapy and Rehabilitation ...         2,547                -              6,435                 -
                           INTEREST EXPENSE:
                      Healthcare Transaction
                   Management and Technology ...        11,670           77,961             57,512           234,247
         Physical Therapy and Rehabilitation ...             -                -                  -                 -
                                                   -----------        ---------        -----------       -----------

                              INCOME (LOSS):
                      Healthcare Transaction
                   Management and Technology ...   $  (653,196)       $ 114,127        $   (770,170)     $    50,731
         Physical Therapy and Rehabilitation ...       (44,195)               -            (191,944)               -
                                                   -----------        ---------        ------------      -----------

                           NET INCOME( LOSS) ...   $  (697,391)         114,127        $   (962,114)     $    50,731
                                                   ===========        =========        ============      ===========

TOTAL ASSETS AT SEPTEMBER 30, 2003 AND 2002:
                      Healthcare Transaction
                   Management and Technology .......................................      1,640,120      $   601,237
         Physical Therapy and Rehabilitation .......................................        298,774                -
                                                                                       ------------      -----------

                    Consolidated Asset Total .......................................      1,938,894      $   601,237
                                                                                       ============      ===========

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 2003
                                   (UNAUDITED)

NOTE 8 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $1,295,961 at September 30, 2003, and has an accumulated deficit and stockholders' deficit of $3,777,492 and $355,408, respectively, and has cash used in operations of $1,042,517 for the nine months ended September 30, 2003. The ability of the Company to continue as a going concern is dependent on the continuation of profitable operations, its ability to maintain positive cash flows from operations, and the obtaining additional equity and/or debt financing to pay off outstanding debt obligations and unpaid payroll taxes. There can be no assurance that the Company's efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. No estimate has been made should management's plan be unsuccessful.

NOTE 9 - SUBSEQUENT EVENTS

Line of Credit Agreement

On October 24, 2003, the Company entered into a line of credit agreement with a financial institution. The Company can borrow up to $425,000. Interest is payable on the outstanding principal balance by adding the prevailing base loan rate charged by the financial institution and the sliding scale percentage rate, determined by the level of the daily net loan balance ranging from 2.5% to .75% over the base loan rate. The loan is payable on demand.

Common Stock

Subsequent to September 30, 2003, warrants holders of the Company exercised warrants to purchase 10,500,000 shares of common stock at $.10 per share for net proceeds of $840,000.

In October 2003, the Company issued 252,000 shares of common stock issuable at September 30, 2003.

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

All of the shares and assets of the Company's primary operating subsidiary have been pledged to secure a loan obligation to a creditor. Two of the Company's primary officers have also pledged the shares of the Company owned by them. . The parties entered into an amended settlement agreement effective November 7, 2002 whereby the creditor agreed to dismiss his action against the Company. Pursuant to the terms of the Agreement, the Company is obligated to make certain monthly payments, all of which have been made to date. Mr. Dudziak, the creditor, pursuant to the settlement agreement, has a lien and perfected security interest on all of the assets of IBX Technologies, Inc., which is IBX's primary operating subsidiary and on 11,550,000 shares of IBX common stock owned by Evan Brovenick and David Blechman. As of September 30, 2003, approximately $275,000 was outstanding on the loan. As of November 14, 2003, $180,414 was outstanding. Failure to comply with the terms and conditions of the loan documents could result in a default and the transfer of these assets and shares to the lender.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CURRENT DEVELOPMENTS

We have entered into several non-binding letters of intent to make several acquisitions as follows:

In July 2003, we announced our intent to acquire St. Petersberg-based First Rehab Plus, Inc., a practice consisting of 7 Medicare- certified physical therapy and rehabilitation facilities of Florida's west coast. We have ceased our negotiations related this acquisition. However, we have tentatively agreed on a transaction with a secured lender to provide accounts receivable management and other services to the secured lender to assist the lender in running the business.

In August 2003, we announced our intent to acquire Stat Medical Services, Inc. ("Stat"), a 15-year veteran in the medical staffing and employee leasing business. As of the date of this report, we have not closed on this acquisition. We expect to finalize this acquisition in December 2003. We are currently involved in the management of Stat and have incurred expenses in the period related to this pending acquisition. Since we did not close on this transaction, as previously expected, our revenue projections have not been met.

In September 2003, we announced our intent to acquire two Medicare-certified physical therapy and chiropractic practices in Broward County, Florida (Southeast Medical Centers and East Coast Rehab. As of the date of this report, we have not closed on this acquisition. We expect to finalize this acquisition in December 2003. We are currently involved in the business of these two facilities and have incurred expenses in the period related to this pending acquisition. Since we did not close on this transaction, as previously expected, our revenue projections have not been met.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES

Revenues are generated from our administrative services (accounting, billing and collection, claims processing, information management, transcription and legal services) and from our business of providing physical therapy services to referred patients. Revenues for the three months ended September 30, 2003 were $648,737 as compared to revenues for the three months ended September 30, 2002 of $880,197, a decrease of $231,460 or 26.3%. Revenues from our health transaction management and technology segment decreased to $472,532 for the three months ended September 30, 2003 as compared to $880,197 for the three months ended September 30, 2002, a decrease of $407,665. The decrease was attributable to a decrease in collections on behalf of customers under the Company's service contracts. Our collection rate has decreased as we wind up certain portfolios. With the addition of new portfolios, we expect our revenue to increase on the fourth quarter of 2003. Additionally, in June 2003, Hilco modified their service agreement with us. The modification of this agreement had an adverse effect on our revenue during the September quarter. This decrease in revenues was offset by the revenues generated from our physical therapy clinics and services of $176,205. For the three months ended September 30, 2003, revenues by segment consisted of the following. For the three months ended September 30, 2002, we only operated in the health transaction management and technology segment.

         Health transaction management and technology segment $472,532 Physical therapy and rehabilitation services segment 176,205
                                                               --------
                  Total revenues ............................  $648,737
                                                               ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002 (CONTINUED)

OPERATING EXPENSES

The Company's operating results for the quarter were materially impacted by the start-up costs for the several acquisitions that were consummated during 2003, including Florida HealthSource, IBX Transcription, NurseStat and MediCompliant, while the core business also recorded a loss due to expenses in closing the Jacksonville facility and marketing expenses. The Company expects that these new businesses will have substantially increased revenues and lower expenses in 2004.

Salaries and payroll taxes were $673,462 for the three months ended September 30, 2003 as compared to $306,072 for the three months ended September 30, 2002. Salaries, which consist of salaried and hourly employees, include staff used for our administrative services, our technical development staff, marketing staff and office personnel, and clinic staff. Overall, for the three months ended September 30, 2003, salary and payroll expenses increased by $367,390 or 120%. The increase is attributable to an increase in billing and collections staff required to service our growing billing and collection contracts of $61,407, increased staff related to our physical therapy and rehabilitation segment of $68,612, and increased staff from related to our acquisitions during the period of $239,603.

Depreciation and amortization expense for the three months ended September 30, 2003 was $45,583 as compared to $29,192 for the three months ended September 30, 2002 due to an increase in depreciable assets from additions primarily in the Company's subsidiary, FHS and NurseStat.

Professional fees were $57,996 for the three months ended September 30, 2003 as compared to $59,837 for the three months ended September 30, 2002, a decrease of $1,841 or 3%.

Rent expense was $100,811 for the three months ended September 30, 2003 as compared to $58,645 for the three months ended September 30, 2002, an increase of $42,166. Currently, we offset our rent expense by subleasing office space to certain entities on a month-to-month basis. Due to our growth and need for additional space, reductions in rent expense due to sublease income has decreased. Additionally, we incurred additional rent expense related to our physical therapy and rehabilitation segment of $35,571 versus none in the prior period.

Other selling, general and administrative expenses, which include advertising, insurance, contract labor, consulting expense, travel and entertainment, telephone, and other expenses, were $456,606 for the three months ended September 30, 2003 as compared to $234,363 for the three months ended September 30, 2002 as is summarized by segment as follows:

         Health transaction management and technology segment ... $342,936 Physical therapy and rehabilitation services segment ... 113,670
                                                                   --------
                  Total other selling, general and administrative  $456,606
                                                                   ========

For our health transaction management and technology segment, other selling, general administrative expenses increased by $108,573. Additional increases were attributable to increased advertising, health insurance expense, and commissions offset by a decrease in outside services and other expenses due to cost cutting measures. The physical therapy and rehabilitation services segment did not exist in the prior period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

Interest expense was $11,670 for the three months ended September 30, 2003 as compared to $77,961 for the three months ended September 30, 2002. The decrease was attributable to the fact that we renegotiated our primary loan to more favorable terms in October 2002, reducing our interest rate fro 25% to 12.5%. Additionally, we entered into an installment agreement with the U.S. Internal Revenue Service (IRS) in October 2002 relating to unpaid payroll taxes. In connection with this installment agreement, interest expense related to the unpaid payroll taxes has decreased.

As a result of these factors, we reported a net loss of $(697,391) or $(.01) per share for the three months ended September 30, 2003 as compared to net income of $114,127 or ($.00) per share for the three months ended September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

The Company's operating results for the nine month period were materially impacted by the start-up costs for the several acquisitions that were consummated during 2003, including Florida HealthSource, IBX Transcription, NurseStat and MediCompliant, while the core business also recorded a loss due to expenses in closing the Jacksonville facility and marketing expenses. The Company expects that these new businesses will have substantially increased revenues and lower expenses in 2004.

REVENUES

Revenues are generated from our administrative services (accounting, billing and collection, claims processing, information management, transcription and legal services) and from our business of providing physical therapy services to referred patients. Revenues for the nine months ended September 30, 2003 were $2,854,220 as compared to revenues for the nine months ended September 30, 2002 of $2,226,744, an increase of $627,476 or 28%. Revenues from our health transaction management and technology segment increased to $2,287,842 for the nine months ended September 30, 2003 as compared to $2,226,744 for the nine months ended September 30, 2002, an increase of $61,098. The increase was due to the signing of new service agreements and the Hilco servicing agreement, for which we recorded revenues of $187,500 for the nine months ended September 30, 2003. This increase was offset by a decrease in collections on behalf of customers under the Company's service contracts. Our collection rate has decreased as we wind up certain portfolios. With the addition of new portfolios, we expect our revenue to increase on the fourth quarter of 2003. Additionally, in June 2003, Hilco modified their service agreement with us. This decrease in revenues was offset by the revenues generated from our physical therapy clinics and services of $566,378. Additional revenues of approximately $114,907 were derived from our second quarter acquirees. For the nine months ended September 30, 2003, revenues by segment consisted of the following. For the nine months ended September 30, 2002, we only operated in the health transaction management and technology segment.

         Health transaction management and technology segment $2,287,842 Physical therapy and rehabilitation services segment 566,378
                                                               ----------
                  Total revenues ............................  $2,854,220
                                                               ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES

Salaries and payroll taxes were $1,693,556 for the nine months ended September 30, 2003 as compared to $900,846 for the nine months ended September 30, 2002. Salaries, which consist of salaried and hourly employees, include staff used for our administrative services, our technical development staff, marketing staff and office personnel, and clinic staff. Overall, for the nine months ended September 30, 2003, salary and payroll expenses increased by $792,710 or 88%. The increase is attributable to an increase in billing and collections staff required to service our growing billing and collection contracts and an increase in administrative salaries due to our acquisitions of $298,784, increased staff related to our physical therapy and rehabilitation segment of $292,967, and increased staff from related to our acquisitions during the second quarter of $200,959.

Depreciation and amortization expense for the nine months ended September 30, 2003 was $122,904 as compared to $85,924 for the nine months ended September 30, 2002 due to an increase in depreciable assets from additions primarily in the Company's subsidiary, FHS and NurseStat.

Professional fees were $198,530 for the nine months ended September 30, 2003 as compared to $144,441 for the nine months ended September 30, 2002, an increase of $55,930 or 37.4%. The increase was attributable to increased legal fees associated with our acquisitions as of September 30, 2003 as well as increased reporting obligations as a public company.

Rent expense was $288,761 for the nine months ended September 30, 2003 as compared to $164,445 for the nine months ended September 30, 2002, an increase of $82,295. We incurred additional rent expense related to our physical therapy and rehabilitation segment of $85,975 versus none in the prior period. Currently, we offset our rent expense by subleasing office space to certain entities on a month-to-month basis. Due to our growth and need for additional space, we may record less sublease income in the near future.

Other selling, general and administrative expenses, which include advertising, insurance, contract labor, consulting expense, travel and entertainment, telephone, and other expenses, were $1,455,071 for the nine months ended September 30, 2003 as compared to $646,110 for the nine months ended September 30, 2002 as is summarized by segment as follows:

         Health transaction management and technology segment $1,082,126 Physical therapy and rehabilitation services segment 372,945
                                                               ----------
              Total other selling, general and administrative  $1,455,071
                                                               ==========

For our health transaction management and technology segment, other selling, general administrative expenses increased by $436,016. During the nine months ended September 30, 2003, we recorded non-cash consulting expense of $166,000 related to the granting of 2,000,000 warrants to a consultant. Additionally, we incurred other selling, general and administrative expenses of $112,289 from our subsidiaries acquired in the second quarter. Additional increases were attributable to increased advertising, health insurance expense, and commissions offset by a decrease in outside services and other expenses due to cost cutting measures. The physical therapy and rehabilitation services segment did not exist in the prior period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest expense was $57,512 for the nine months ended September 30, 2003 as compared to $234,247 for the nine months ended September 30, 2002. The decrease was attributable to the fact that we renegotiated our primary loan to more favorable terms in October 2002, reducing our interest rate fro 25% to 12.5%. During the nine months ended September 30, 2003, we paid off a substantial amount of our outstanding loan payable. Additionally, we entered into an installment agreement with the U.S. Internal Revenue Service (IRS) in October 2002 relating to unpaid payroll taxes. In connection with this installment agreement, interest expense related to the unpaid payroll taxes has decreased. As a result of these factors, we reported a net loss of $(962,114) or $(.02) per share for the nine months ended September 30, 2003 as compared to net income of $50,731 or $.00 per share for the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

During the first part of 2002, our overall performance was hampered due to continuing inadequacy of funding to meet our needs. During the second half of 2002 and through September 30, 2003, we received a $500,000 payment from Hilco Receivables LLC for services and received $1,963,275 in net proceeds from the exercise of warrants. Since December 31, 2002, we paid down the principal balance of our outstanding loan payable by $373,542 with these proceeds. Additional uses of these proceeds were for working capital and to cover expense incurred in connection with our acquisitions.

At September 30, 2003, we had a stockholders' deficit of $355,308. We have an accumulated deficit from losses of $3,777,492. Our operations and growth during 2002 and 2003 have been funded from loans from third parties amounting to $163,000, exercises of warrants aggregating $1,963,275 and the conversion of $269,854 of loans and payables to equity. These funds were used for working capital and capital expenditures, and in connection with our acquisitions..

We entered into an installment agreement with the U.S. Internal Revenue Service in October 2002 relating to unpaid payroll taxes through June 2002, which requires us to pay $12,000 per month for 84 months. We have incurred additional payroll tax liabilities subsequent to June 30, 2002 which have been accrued on the accompanying balance sheet. Additionally, we have accrued penalties and interest on payroll tax liabilities incurred subsequent to June 30, 2002. At September 30, 2003, accrued payroll taxes aggregated $1,284,317.

We have no other material commitments for capital expenditures. Other than cash generated from our operations, exercise of warrants and loans and advances from shareholders, we have no external sources of liquidity. During the nine months ended September 30, 2003, 25,730,000 warrants were exercised providing $1,884,275 of cash after related expenses. All Class A warrants have been exercised. We expect that additional outstanding class B warrants will be exercised in the fourth quarter of 2003, which will provide additional cash.

During the three months ended June 30, 2003, the Company extended the expiration date of it $.10 warrants to December 31, 2003 and the $.20 warrants to June 24, 2004

In September 2003, the Company modified the terms of the outstanding warrants to purchase 20,000,000 shares of our common stock. The warrants had an exercise price of $.20 per warrant and an expiration date of June 24, 2004. The exercise price has been lowered to $.10 per share until December 31, 2003. The Company could extend the period in which the price reduction is in effect.

We may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months. Our ability to continue as a going concern is dependent upon our ability to attain a satisfactory level of profitability, have access to suitable financing, satisfy our contractual obligations with creditors on a timely basis and develop further revenue sources. In September 2003, we modified certain warrants related to 20,000,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

shares of our common stock, issuable upon the exercise of currently outstanding warrants. The warrants had an exercise price of $.20 per warrant and an expiration date of June 24, 2003. The expiration date has been extended to June 24, 2004 and the exercise price has been lowered to $.10 per share. The Company could extend the period in which the price reduction is in effect. Additional warrants were exercised in October 2003.

Net cash used in operations during the nine months ended September 30, 2003 was $(1,042,517) as compared net cash provided by operations of $80,717 for the nine months ended September 30, 2002. Net cash used in operations during the nine months ended September 30, 2003 was substantially attributable to a net loss of $(962,114), an increase in accounts receivable of $387,207 and other currents assets of $77,787, a decrease in customer deposits of $185,925, and a decrease in deferred revenue of $154,593, offset by a the add back of non-cash charges for depreciation of $122,904, non-cash compensation and consulting expense of $196,590, an increase in payroll taxes payable of $305,965, and an increase in accounts payable of $41,787. Net cash provided by operations during the nine months ended September 30, 2002 was $87,717 and was substantially attributable to net income of $50,731, non-cash charges for depreciation of $85,924, non-cash compensation and consulting expenses of $30,107, increases in payroll taxes payable of $335,672, and an increase in interest payable of $34,576, offset by increases in accounts receivable of $(89,517) and other current assets of $(41,562), and decreases in customer deposits of $(120,502) and accrued expenses of $(213,243).

Net cash used in investing activities during the nine months ended September 30, 2003 was $(123,543) relating to the purchase of property and equipment of $(126,651) offset by cash acquired in acquisitions of $3,108 compared to net cash used in investing activities of $(43,013) for the nine months ended September 30, 2002 relating to the purchase of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2003 was $1,485,215 as compared to net cash provided by financing activities of $34,366 for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, we received proceeds from the exercise of warrants of $1,884,275 offset by a decrease in checks outstanding in excess of bank balances of $25,064 and loan repayments of $373,542. During the nine months ended September 30, 2002, we received proceeds from the exercise of warrants of $34,000, net proceeds from loans and related party advances of $163,000 , offset by a decrease in checks outstanding in excess of bank balances of $62,210, and by cash used to repay loans payable of $100,424.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

Preferred Stock

In August 2002, the Company designated 300,000 shares of its authorized preferred stock as Class A Non-Voting Convertible Preferred Stock ("Class A Preferred"). Each share of Class A Preferred is convertible into 100 shares of common stock. A holder of Class A Preferred may not convert shares if such conversion would result in such holder owning in excess of 4.9% of the Company's common stock. At such time, 80,000 shares of Class A Preferred were issued in exchange for 8,000,000 shares of common stock held by one entity. During the three months ended September 30, 2003, the Class A preferred shareholder converted 23,000 Class A preferred shares into 2,300,000 shares of common stock.

Common Stock

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

During the three months ended September 30, 2003, warrants holders of the Company exercised warrants to purchase 16,915,000 shares of common stock at $.10 per share for net proceeds of $963,000 (net of $273,250 offering costs paid and $116,250 of offering costs payable and included in accrued expenses) and a subscription receivable of $266,625.

During the three months ended June 30, 2003, the Company extended the expiration date of it $.10 warrants to December 31, 2003 and the $.20 warrants to June 24, 2004

In September 2003, the Company modified the terms of the outstanding warrants to purchase 20,000,000 shares of the Company's common stock. The warrants had an exercise price of $.20 per warrant and an expiration date of June 24, 2004. The exercise price has been lowered to $.10 per share until December 31, 2003. The Company could extend the period in which the price reduction is in effect.

In April 2003, in connection with the acquisition of NursesStat LLC, the Company was required to issue 3,000,000 shares of common stock. Additionally, in April 2003, as part of this acquisition, the Company issued 200,000 shares of common stock to a consultant for services rendered. During September 2003, the Company issued 2,545,900 shares of common stock issuable in connection with this acquisition. At September 30, 2003, 454,100 common shares remain issuable and are included in common stock issuable at September 30, 2003.

In July 2003, 2,300,000 shares of common stock were issued in exchange for 23,000 shares of Class A preferred stock. At the exchange date, the fair market value of the issued preferred stock equaled the fair market value of the exchanged common shares resulting in no charges to operations.

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 5.  Other Information

         On September 18, 2003, we accepted the resignation of Steven Adelstein as a Director of the Company's Board of Directors.

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

                                            IBX GROUP, INC.


Dated:   November 14, 2003              By: /s/ Evan Brovenick
                                            ------------------------
                                            Evan Brovenick,
                                            Chief Executive Officer,
                                            President and Director


Dated:   November 14, 2003              By: /s/ David Blechman
                                            ------------------------
                                            David Blechman
                                            Treasurer