Form 10KSB
period 2003-12-31
IBX GROUP INC
filed 2004-03-30
CIK 1113677

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003


                        Commission file number 333-36666

                                 IBX GROUP, INC.
                 (Name of Small Business issuer in its charter)


                  Florida                                65-0810941
      (State or Other Jurisdiction of                   (IRS Employer
       Incorporation or Organization)               Identification Number)


      350 Jim Moran Boulevard; Deerfield Beach, Florida           33442
      --------------------------------------------------          -----
           (Address of Principal Executive Offices)             (Zip Code)


         Issuer's Telephone Number, Including Area Code: (954) 312-1660
                                                         --------------
                               ___________________

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $3,327,852.

The aggregate market value of the issuer's common stock, $.001 par value, held by non-affiliates on March 22, 2004 was approximately $4,800,000.

On March 29, 2004, there were 96,507,877 shares of the issuer's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                                 IBX GROUP, INC.
                                                                            PAGE
PART I

Item 1.  Description of Business...............................................3

Item 2.  Description of Property...............................................9

Item 3.  Legal Proceedings.....................................................9

Item 4.  Submission of Matters to a Vote of Security Holders...................9


PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder
         Matters And Small Business Issuer Purchases of Equity Securities.....10

Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of  Operations...........................................11

Item 7.  Financial Statements.................................................20

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure .20

Item 8A  Controls and Procedures..............................................20


PART III

Item 9.  Directors, Executive Officers of the Registrant......................20

Item 10. Executive Compensation...............................................21

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters......................................22

Item 12. Certain Relationships and Related Transactions.......................23


PART IV

Item 13. Exhibits and Reports of Form 8-K.....................................25

Item 14  Principal Accountant Fees and Services...............................25

SIGNATURES....................................................................27

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

IBX Group, Inc. develops and deploys innovative, cost-effective methods for integrating financial, administrative and information services for the healthcare industry. iBX operates under five divisions:

   o IBX TECHNOLOGIES, which enables healthcare organizations to maximize their accounts receivables;

   o  FLORIDA HEALTHSOURCE, a network of physical therapy and wellness centers;

   o MEDICOMPLIANT SOLUTIONS, which ensures medical practices' compliance with today's complex legal requirements;

   o IBX TRANSCRIPTION SERVICES, which offers physicians quick turn-around and Web-accessible progress reports;

   o NURSESSTAT, which deploys leading-edge staffing administration technology to healthcare facilities and provides cost-effective temporary staffing solutions;

   o SportshealthNet.com and TheNetDigest.com, interactive Web portals providing patients with comprehensive healthcare information and advice, and increasing physician referrals.

IBX TECHNOLOGIES

iBX Group's iBX Technologies division creates and deploys innovative solutions for the healthcare industry including equipment integral to the operations of iBX Transcription Services, and technology used for the development of paperless offices, medical record management and storage, inventory control, and other developing applications.

iBX Technologies has created online order entry/inventory control systems, hand-held wireless PC applications and other interactive, real-time applications that help reduce administrative paperwork and expedite data input and updating. With the help of iBX Technologies, healthcare providers are now able to access current inventory or billing files from their office workstations or wireless hand-held devices, and instantly update operating and accounting files.

The company also developed one of the only Internet-enabled applications for patient functional capacity evaluations, which is now available at Florida HealthSource clinics and other physical therapy centers nationwide.

In addition, this division operates iBX's core business, accounts receivables management, which that enables a wide array of hospital-based physician groups, large medical practices and ancillary healthcare organizations to achieve their financial objectives. Through work-flow analysis, reporting and online access to data, iBX Technologies enhances communication between all involved parties. By reducing administrative costs, the company provides solutions that help healthcare organizations meet their revenue goals and improve overall patient satisfaction. The division is continuing to aggressively promote the outsourcing of self-pay receivables, a more labor-intensive segment of A/R management.

FLORIDA HEALTHSOURCE

iBX is the owner of Florida HealthSource, LLC, a statewide network of healthcare clinics and a leading workers' compensation referral network for rehabilitation services throughout Florida. During 2003, Florida HealthSource brought several existing clinics under management, and in early 2004 opened a multi-disciplinary healthcare facility in Boca Raton, Florida that offers physical therapy, occupational medicine, pain management and chiropractic care. The new clinic is part of the company's strategic plan to capitalize on the emerging "wellness" trend in healthcare by bringing these various services under one roof. Florida HealthSource centers will also serve as a showcase for iBX's menu of products and services specially designed for the healthcare industry. iBX recently acquired a a pulmonary rehabilitation clinic in Delray Beach, Florida and is exploring opportunities within several other medical disciplines. In addition, Florida HealthSource is a leader in providing comprehensive healthcare services in the areas of chronic pain and job-related injuries, meeting the needs of Florida's employers and payers. Its mission is to reduce lost time and medical and indemnity costs by combining board-certified pain management physicians, physical and occupational therapists, transportation and translation services at locations throughout the state. Florida HealthSource has been established as the preferred provider network for more than 450,000 employees throughout the state of Florida.

Since its acquisition by iBX, Florida HealthSource has entered into two new vendor agreements, including a contract that establishes the company as a preferred physical and occupational therapy vendor for a major U.S. retailer. In January 2003, Florida HealthSource entered into a contract with First Health Group Corp., the largest directly contracted medical network for workers compensation, group health and government in the U.S. In March 2003, this division received national referral status through a contract with CorVel Corp., a California-based independent provider of leading-edge managed care services and solutions for workers compensation, group health and auto insurance markets.

Florida HealthSource provides case managers and adjusters with a statewide referral network of over 100 pre-approved and qualified service providers for their insured patients. This allows the payer to control its costs by sending the patients to providers with negotiated fees. Florida HealthSource will refer patients to facilities owned by iBX if they meet the criteria for the patient.

MEDICOMPLIANT SOLUTIONS

IBX's MediCompliant Solutions division is a healthcare legal services organization that enables healthcare providers to achieve and maintain compliance with today's increasingly complex government regulations. The company is currently focused on providing legal expertise regarding the comprehensive patient privacy and portability requirements of the Health Insurance Portability and Accountability Act (HIPAA) and the new electronic billing standards required for Medicare reimbursement.

In February 2003, MediCompliant Solutions entered into an agreement with Paris Health Services, a developer of comprehensive EDI transaction and compliance software for the healthcare industry, to provide hospitals, large physician groups and ancillary healthcare organizations access to all general Medicare compliance risk areas identified byOffice of the Inspector General, as well as the wide-ranging issues covered by the HIPAA privacy and security standards. This agreement, together with a new, more competitive pricing structure, has allowed MediCompliant Solutions to offer cost-effective compliance "insurance policies" to healthcare providers

MediCompliant Solutions also makes available several products to help healthcare providers create "paperless" offices, as well as document their efforts to comply with HIPAA and Medicare regulations. These include an electronic tablet that captures patient signatures upon arrival at doctors' offices and on all standard forms, and HIPAAdb, an Internet-based tracking system for healthcare compliance.

IBX TRANSCRIPTION SERVICES

iBX Transcription Services offers healthcare providers complete medical transcription and dictation services, and provides a platform for IBX Group's digital online dictation/transcription product and document management service, along with the workflow services associated with it. The company offers offers several unique features that set it apart from its competitors including compliance with all current healthcare legislation, including HIPAA and Medicare regulations, and state-of-the-art technology that gives users several options in dictating and retrieving medical records.

The company offers physicians substantial savings by eliminating the need for an in-house transcriptionist; a secure web-based application providing file upload, tracking and download capabilities; archiving of original voice dictation files; archiving of transcribed reports; and an event log of both outgoing and incoming Internet transfers.

NURSESSTAT(R)

The mission of iBX Group's NursesSTAT division is two-fold: to help hospitals manage nurses more effectively and, in so doing, to improve working conditions for nurses.

Hospitals find it labor-intensive and difficult to schedule nurses, and rely extensively on expensive outside staffing agencies to fill increasing vacant positions. NursesSTAT offers a technological solution to this ongoing issue: an Internet-enabled, automated system that puts nurses and hospitals together, allowing hospitals to better utilize their own nursing pools, reduce dependence on staffing agencies and provide nurses with greater autonomy and job satisfaction. The system has been received very positively because it allows nurses to set their own supplemental schedules and avoid disruptive phone calls, and allows hospitals to lower costs. Hospitals are then able to redirect some of these available funds to much-needed nurse recruitment and retention programs.

Contracts are in place at several prominent hospitals in South Florida, and healthcare facilities nationwide are expressing interest in receiving the same benefits. NursesSTAT also provides cost-effective temporary medical professionals to hospitals and long-term-care facilities and is working to expand its capabilities in this area.

THERATOUCH

In 2003, iBX acquired rights to Theratouch, which is a programmable interactive massage device using robotic technology to provide users with a complete massage from the neck to calf. The device can be programmed or the user can use a joystick to adjust the speed, intensity and location. iBX is marketing Theratouch to physical therapy centers, chiropractors, hotels and fitness clubs.

SPORTSHEALTHNET.COM

iBX Group, Inc., owns SportsHealthNet.com, an interactive Web portal that attracts high levels of consumer traffic by providing comprehensive healthcare information and advice, and helps participating physicians increase the number of referrals to their practices. SportsHealthNet specializes in sports medicine-related issues and provides a wealth of information regarding exercise, nutrition and ways to prevent common injuries, as well as links to other health-related sites. An interactive forum gives consumers 24/7 access to sports medicine professionals and allows them to receive personalized replies to specific health questions.

SportsHealthNet has been integral to the increasing success of iBX's Florida HealthSource division, which maintains a statewide referral network with access to 450,000 Florida residents. SportsHealthNet provides orthopedic surgeons, chiropractors, physical therapists and other healthcare providers with a vast source of additional referrals, helping them to increase their visibility and maximize revenue.

A newly upgraded SportsHealthNet.com is equipped with a number of new features, including a format that allows physicians to advertise their services, an exclusive membership program, and sophisticated e-commerce capabilities that enables consumers to purchase sports and sports injury-related products. The company has also launched an aggressive, integrated marketing campaign designed to increase traffic to the site, as well as maximize commissions and e-commerce fees.

SALES AND MARKETING

The current marketing focus for our financial, administrative and technology services is the 14,000-plus physician market in the South Florida area. The majority of these practices are not currently using Windows-based practice management software, but many have made the transition to outsourcing their medical document management needs We believe that physicians are trained to concentrate on the professional rather than business aspects of their practices. They do, however, recognize that their income is being limited by the prevailing healthcare system while their cost of doing business has increased substantially and are becoming more and more receptive to the types of cost-effective solutions we offer.

We intend to continue to offer our services through physician office administrators and hospital accounts receivable managers who make most service-provider selection decisions. Administrators are often over-worked, underpaid and looking for reasonable means to increase their productivity while decreasing the time demands with which they are faced. These practices typically pay between $75,000 and $350,000 annually for their current suite of services.

We also intend to expand our target market geographically and through a segment-oriented approach by contacting hospitals and large physician groups outside the South Florida market in areas that we can already demonstrate expertise, results and third-party endorsements.

A formal marketing campaign, consisting of a full-service web site, a variety of printed materials and public relations outreach, is solidly in place, and we're continuing to maintain strong word-of-mouth referrals from medical professionals, attorneys and accountants within the healthcare industry. In addition, we are in the early stages of a nationwide public relations and marketing campaign to create awareness of our TheraTouch and ActiPatch products.

CONCENTRATION OF CUSTOMERS

For the year ended December 31, 2003, our three largest customers accounted for an aggregate of 19% of revenues and 52% of accounts receivable. Consequently, our success is materially dependent on our relationship with these customers and their continued viability. We not reliant on any single vendor.

COMPETITION

The market for medical business solutions is highly competitive and is characterized by rapidly changing technology, evolving user needs and frequent introduction of new products. Each of our products and services have material competition from other companies, however we believe that few, if any, of its competitors offer its clients the comprehensive services available from us.

Our principal competitors in the practice management market include WebMD and ProxyMed, which have substantial reputations in the Internet medical services market. However, we believe that they do not concentrate on providing primary services such as accounts receivable management, billing and collections processing or standard day-to-day operational services designed to increase physicians' profits. In addition, many well-known accounting and consulting firms have entered into the medical practice management market by advertising business management services specifically to physicians on the basis that their expertise can enhance physician receivable collections and better manage their work flow. We view these companies as significant competitors in a market where knowing physician nuances requires extreme sensitivity, empathy and understanding of their dynamic work environment.

There are many companies offering physical therapy/rehabilitation services in Florida, ranging from large companies like HealthSouth to single office centers owed by chiropractors and physical therapists. IBX believes that the most important issue in obtaining new business is the source of referral, which is often from a physician or an insurance company.

We believe that competition will continue to increase as a result of a number of factors, including the aging of baby boomers and their resulting medical-related needs, the growth of the Internet and physicians' evolving awareness of what the Internet can do for their business and the continuing consolidation of Internet companies' services. We believe that the primary factors affecting competition in our markets include

   o  product functionality,
   o  performance, flexibility and features,
   o  use of open standards technology,
   o  quality of service and support,
   o  reputation,
   o  product and service pricing, and,
   o  overall cost of ownership.

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

EMPLOYEES

As of December 31, 2003, we had 47 full time employees, of which three were executive, 3 were administrative and three were technical employees. No employees are presently represented by any labor unions. We believe our relations with employees to be good, however additional employees will need to be recruited to meet our growth projections.

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal place of business is located at 350 Jim Moran Boulevard, Deerfield Beach, Florida, 33442. This is an office park type setting where others businesses are administrative in nature. We occupy approximately 15,000 square feet space pursuant to a lease ending on August 31, 2005. The rent is currently $21,700 per month. We lease four Florida Health Source facilities, in Boca Raton, Delray Beach, Oakland Park and Jacksonville, Florida. The aggregate annual rent is approximately $200,000 and the leases expire at various times from 2006 to 2008.

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

Since the defendants failed to repay the money in a timely fashion, in 2001 a stipulation of settlement was executed between the parties, whereby it was agreed that Mr. Dudziak would suspend the litigation pending efforts by PriMed and Evan Brovenick to complying with certain terms set forth in the stipulation. iBX did not stay current with that agreement. In October 2002, iBX made a payment of $275,000 and the parties entered into an amended settlement agreement effective November 7, 2002 whereby Dudziak agreed to dismiss his action. Pursuant to the terms of the Agreement, the Company is obligated to make certain monthly payments, all of which have been made to date. Mr. Dudziak, pursuant to the settlement agreement, has a lien and perfected security interest on all of the assets of iBX Technologies, Inc., which is iBX's primary operating subsidiary and on 11,550,000 shares of iBX common stock owned by Evan Brovenick and David Blechman. It is expected that the remaining balance will be paid by March 31, 2004 and all obligations will be satisfied.

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

         2002                            HIGH              LOW
         ----                            ----              ---
         January 1 to December 31        $.70             $.13
         April 1 to June 30              $.43             $.17
         July 1 to September 30          $.18             $.09
         October 1 to December 31        $.17             $.04

         2003
         January 1 to March 31           $.19             $.10
         April 1 to June 30              $.21             $.16
         July 1 to September 30          $.19             $.11
         October 1 to December 31        $.14             $.05

DIVIDEND POLICY

No dividends have been paid on the shares of our common stock or preferred stock, and we do not anticipate the payment of cash dividends in the foreseeable future. We anticipate that, for the foreseeable future any profit we report will be devoted to our future operations and that cash dividends would not be paid to our shareholders.

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

In May 2002, we issued an aggregate of 1,081,880 shares to one entity in exchange for cancellation of a $90,618 portion of a $104,588 promissory note and a subscription receivable of $17,570. This entity subsequently transferred the shares to its four shareholders.

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

In December 2003, iBX issued 1,500,000 shares of common stock to employees and consultants for services rendered.

In December 2003, the Company sold 592,366 unregistered shares of common stock to investor for net proceeds of $29,618.

In 2003, iBX issued an aggregate of 3,847,500 shares in two acquisitions to a total of 41 persons.

In March 2004, iBX issued 2,300 shares of Series B Preferred Stock and 4,600,000 warrants, of which 1,000 shares of Series B Preferred Stock and 1,000,000 warrants for $100,000 in cash and 1,300 shares of Series B Preferred Stock and 2,600,000 warrants were issued in payment of outstanding liabilities. Each share of Series B Preferred Stock is convertible into 2,000 shares of common stock and each warrant is exercisable at $.10 per share.

In January 2004, iBX sold $200,000 of convertible debentures to one investor and at the same time issued the investor 500,000 warrants and 500,000 shares of common stock. The debentures are convertible into common stock at the lesser of
(i) 65% of the average of the three lowest closing bid prices of the Common Stock during the five (5) trading days immediately prior to the Conversion Date or (ii) $.08. The warrants are exercisable at $.05 per share.

In March 2004, iBX issued a convertible note for $174,000, of which $100,000 was for cash and $74,000 for the cancellation of outstanding liabilities to an existing shareholder. The note provides for 8% interest, a maturity date of March 12, 2005and a security interest in all of iBX's assets. iBX is required to provide the holder with 90 days' notice of any prepayment, although there is no prepayment penalty. The note is convertible to common stock. The conversion price is the lowest of $.035, 70% of the closing bid price on the date of conversion or 70% of the offering price any offering by iBX until March 2005.

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

We are engaged in providing administrative services such as accounting, billing and collection, claims We develop and deploy innovative, cost-effective methods for integrating financial, administrative and information services for the healthcare industry. IBX Group, Inc. develops and deploys innovative, cost-effective methods for integrating financial, administrative and information services for the healthcare industry. During the last two years, we significantly expended our capabilities. Our business initially focused on healthcare transaction services, primarily assisting providers with billing and collection of receivables. We have since added expertise in regulatory compliance, transcription services, staffing and technology solutions. We have devoted significant resources towards developing various strategic partners and opportunities to better address the needs of the healthcare marketplace. These investments in our product development and infrastructure resulted in significant expenditures and we are now starting to recognize new revenue from these initiatives.

iBX operates under five divisions:

   o IBX TECHNOLOGIES, which enables healthcare organizations to maximize their accounts receivables;
   o  FLORIDA HEALTHSOURCE, a network of physical therapy and wellness centers;
   o MEDICOMPLIANT SOLUTIONS, which ensures medical practices' compliance with today's complex legal requirements;
   o IBX TRANSCRIPTION SERVICES, which offers physicians quick turn-around and Web-accessible progress reports;
   o NURSESSTAT, which deploys leading-edge staffing administration technology to healthcare facilities and provides cost-effective temporary staffing solutions.

IBX also recently relaunched SPORTSHEALTHNET.COM AND THENETDIGEST.COM, interactive Web portals providing patients with comprehensive healthcare information and advice, and increasing physician referrals.

         Our Florida Healthsource subsidiary recently opened a multi-disciplinary clinic in a prominent medical center in Boca Raton, Florida. The healthcare clinic will offer physical therapy, occupational medicine, pain management, chiropractic care and wellness services. The new clinic is part of the company's strategic plan to capitalize on the emerging "wellness" trend in healthcare by bringing these various services under one roof. Florida HealthSource centers will also serve as a showcase for iBX's menu of products and services specially designed for the healthcare industry. Florida HealthSource provides case managers and adjusters with a statewide referral network of over 100 pre-approved and qualified service providers for their insured patients. This allows the payer to control its costs by sending the patients to providers with negotiated fees.

         An aggregate of 11,550,000 shares of iBX held by Evan Brovenick and David Blechman, our principal officers, and the assets of PriMed are subject to a creditor's lien. Failure to comply with the terms and conditions of the related loan documents could result in a default and the forfeiture of these shares and/or assets to the lender.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

For financial reporting purposes, iBX operated in two reportable business segments: healthcare transaction management and technology services; and physical therapy and rehabilitation services.

Revenues are generated from our administrative services including accounting, billing and collection, claims processing and information management and from our physical therapy and rehabilitation business. Revenues for the year ended December 31, 2003 were $3,327,852 as compared to revenues for the year ended December 31, 2002 of $3,220,104.. The increase was primarily due to revenues of $2,480,717 from the core business compared to $3,145,504 in 2002 revenues of $643,400 from our physical therapy business compared to $74,600 in 2002, and new revenues of $203,735 from three of the acquired companies in 2003, as we shifted our focus towards these new segments.

Operating results for 2003 were materially impacted by the start-up costs for the several acquisitions that were consummated during 2002 and 2003, including Florida HealthSource, IBX Transcription, NurseStat and MediCompliant, while the core business also recorded a loss due to expenses in closing the Jacksonville facility and marketing expenses. iBX expects that these new businesses will have substantially increased revenues and lower expenses in 2004. Approximately 80% of our operating expenses related to the healthcare transaction management and technology services; and physical therapy and rehabilitation services while approximately 85% of the expenses related to that segment.

Salaries and payroll taxes were $2,244,040 for 2003 as compared to $1,300,563 for 2002. Salaries, which consist of salaried and hourly employees, include staff used for our administrative services, our technical development staff, marketing staff and office personnel. Overall our salary and payroll expense increased $943,477. During 2003 we increased our employees from 29 to 47.

Depreciation and amortization expense for 2003 was $172,374 as compared to $115,826 for 2002 due to an increase in depreciable assets from additions primarily in the Company's subsidiary, FHS and NurseStat. We regularly review the carrying value of our assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable assets. During the fourth quarter of 2003, we recognized an impairment charge of $592,604 primarily from the NurseStat, Florida Health, IBX Transcription Services and Theratouch transactions due to the level of revenues and cash flows from these businesses in 2003.

Professional fees were $274,185 for the year ended December 31, 2003 as compared to $191,106 for the year ended December 31, 2002. The increase was attributable to higher legal and accounting fees as a result of the acquisition activity and increased reporting applicable to public companies.

Rent expense was $446,829 for the year ended December 31, 2003 as compared to $230,275 for the year ended December 31, 2002. The increase related to the new leases for the Florida Health Source facilities and the remainder for scheduled rent increases in existing facilities. We have offset our rent expense by subleasing office space to certain entities on a month-to-month basis. Due to our growth and need for additional space, reductions in rent expense due to sublease income has decreased.

Other selling, general and administrative expenses, which include contract labor, travel and entertainment, insurance, provider expenses and other expenses, were $1,761,613 for the year ended December 31, 2003 as compared to $1,077,836 for the year ended December 31, 2002. The increase was primarily due to marketing expenses and additional personnel as operations expanded. Additional increases were attributable to increased advertising, health insurance expense, and commissions offset by a decrease in outside services and other expenses due to cost cutting measures. The physical therapy and rehabilitation services segment did not exist in the prior period.

Consulting expense was $1,080,018 in 2003 compared to $0 in 2002. This amount primarily consisted of one-time expenses relating to the issuance of stock and fees for exercise of warrants. It is expected that this amount will substantially decrease in 2004.

Total expenses from operations in 2003 were $6,571,633 compared to $2,915,606 in 2003. Loss from operations for 2003 was $3,243,811 compared to income from operations of $304,498 in 2002.

During 2002, we recognized a gain on settlement of debt of $289,662 for our loan to Dudziak as part the loan described below.

Interest expense was $354,742 for the year ended December 31, 2003 as compared to $430,867 for the year ended December 31, 2002. The decrease was attributable to the fact that we renegotiated our primary loan to more favorable terms in October 2002, reducing our interest rate from 25% to 12.5% and had a lower principal amount outstanding in 2003 as we paid down principal. Additionally, we entered into an installment agreement with the U.S. Internal Revenue Service (IRS) in October 2002 relating to unpaid payroll taxes. In connection with this installment agreement, interest expense related to the unpaid payroll taxes has decreased

As a result of these factors, we reported a net loss of $3,598,563 for the year ended December 31, 2003 as compared to net income of $163,293 or $nil per share for the year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

During the first part of 2002, our overall performance continued to be hampered due to continuing inadequacy of funding to meet our needs to, among other things, ramp up sales and deploy our services. During the second half of 2002, we received a $500,000 payment from Hilco Receivables LLC for services and received $79,000 in cash from the exercise of warrants. In 2003, we received approximately $56,000 from Hilco and $3,088,428 in proceeds from the exercise of our warrants. Our ability to continue as a going concern is dependent upon our ability to attain a satisfactory level of profitability, have access to suitable financing, satisfy our contractual obligations with creditors on a timely basis and develop further revenue sources.

At December 31, 2003, we had a stockholders' deficit of $1,581,708. We have an accumulated deficit from losses of $6,413,941. Our operations and growth during 2003 have been funded from loans from third parties amounting to $412,278, exercises of warrants aggregating $3,088,428 offset by loan repayments of $516,421. These funds were used for working capital and capital expenditures.

We entered into an installment agreement with the U.S. Internal Revenue Service in October 2002 relating to unpaid payroll taxes, which requires us to pay $12,000 per month for 84 months. At December 31, 2003, accrued payroll taxes and estimated accrued interest and penalties aggregated $1,538,609.

We have no other material commitments for capital expenditures. Other than cash generated from our operations, exercise of warrants, the sale of securities and loans and advances from shareholders, we have no external sources of liquidity. During 2003, 41,137,634 warrants were exercised providing $3,088,428 of cash. During 2003, as our stock price decreased below the exercise price of $.10, we lowered the exercise prices of certain of our warrants in order to raise capital.

We may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months. Our future operations and growth is dependent on our ability to raise capital for expansion, and to seek additional revenue sources. We have no material commitments for capital expenditures.

Net cash used in operations during the year ended December 31, 2003 was $(2,467,550) as compared net cash used in operations of $(495,796) in 2001. The increase in cash used was primarily a result of net losses in 2003, increases in accounts receivable, the increase in payroll taxes payable and related interest and increases in deferred revenues.

Net cash used in investing activities during the year ended December 31, 2003 was $(582,966) compared to net cash used in investing activities of $(124,054) for the year ended December 31, 2002. The increase was primarily related to the purchase of additional equipment of $163,083, and an increase in restricted cash of $438,091.

Net cash provided by financing activities for the year ended December 31, 2003 was $3,049,345 as compared to net cash used in financing activities of $350,629 for the year ended December 31, 2002. The proceeds in 2003 include $3088,428 from the exercise of warrants and loans from third parties amounting to $412,278, offset by loan repayments of $516,421. The proceeds in 2002 included $79,000 from the exercises of warrants and proceeds of $163,000 from loans. iBX also made payments of $293,782 on loans, payments of $189,676 on related party loans and had cash overdrafts of $109,171 in 2002.

During 2003, we entered into a line of credit agreement with a financial institution pursuant to which we can borrow up to $425,000. Interest is payable on the outstanding principal balance by adding the prevailing base loan rate charged by the financial institution and the sliding scale percentage rate, determined by the level of the daily net loan balance ranging from 2.5% to .75% over the base loan rate. The loan is payable on demand at December 31, 2003 $412,278 was outstanding. The line is secured by US Treasury securities owned by iBX, which is reflected as retricted cash.

We are currently increasing our marketing efforts and sales force and are aggressively seeking new clients. We believe that our working capital will improve as our profitability improves and as we settle certain debt. Nevertheless, we can provide no assurance as to our future profitability, access to capital markets, or successful re-negotiation of existing debt.

We may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months. Our ability to continue as a going concern is dependent upon our ability to attain a satisfactory level of profitability, have access to suitable financing, satisfy our contractual obligations with creditors on a timely basis and develop further revenue sources. In September 2003, we modified certain warrants related to 20,000,000 shares of our common stock, issuable upon the exercise of currently outstanding warrants. The warrants had an exercise price of $.20 per warrant and an expiration date of June 24, 2003. The expiration date was extended to June 24, 2004 and the exercise price was lowered to $.10 per share. During the last quarter of 2003, the exercise price was further lowered to $.05 and all of the warrants were exercised.

In February 2004, we issued two convertible notes in the aggregate amount of $374,000. We also sold $100,000 of units consisting of shares of convertible preferred stock and warrants, converted $245,000 of liabilities into these units and 20,000,000 warrants and approximately $225,000 of liabilities into a convertible note and 20,000,000 warrants.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following tables summarize our contractual obligations and commercial commitments as of December 31, 2003:

 Significant Capital Obligations         Total       Within 1 Year     2-3 Years     4-5 Years     After 5 Years
 -------------------------------      ----------     -------------     ---------     ---------     -------------
 Capital Leases                       $        -        $      -        $      -      $      -         $     -
 Operating Leases                     $1,026,000        $357,000        $436,000      $134,000         $99,000

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

REVENUE RECOGNITION

The Company follows the guidance of the Securities and Exchange Commision's Staff Accounting Bulletin 101 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue derived from billing and collections and administrative services is recognized at the completion of the service performed. For billing and collection services, the Company receives a commission from the customer based on a percentage of amounts actually collected. Revenues are recognized as a net amount equal to the percentage commission once the customer's receivable had been received. Software application revenue (from licensing) is recognized in accordance with the terms of the specific agreements.

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

Revenues from providing medical staffing application services will be recognized as services are provided.

Customer prepayments from outsourced legal compliance services are deferred and recognized as earned over the service period.

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

WE HAVE NEGATIVE WORKING CAPITAL. We had a negative working capital of $1,900,961 at December 31, 2003 and continue to need cash for operations.

WE REPORTED A LOSS FOR 2003. For the year ended December 31, 2003. we had a net loss of $3,598,563 compared to net income of $163,293 for the year ended December 31, 2002, primarily due to increased marketing expenses and losses at our Jacksonville facilities that have since been closed.

OUR ACCOUNTANTS HAVE ISSUED A GOING CONCERN OPINION DUE TO THE LACK OF CAPITAL. Because of the uncertainties in its ability to satisfy its future capital needs, our auditors' report on its financial statements for the year ended December 31, 2003 contains an explanatory paragraph about its ability to continue as a going concern.

WE NEED ADDITIONAL CAPITAL TO BE SUCCESSFUL, WHICH WILL POTENTIALLY DILUTE THE VALUE OF SHARES OF SHAREHOLDERS. We need substantial capital to execute our business plan. To finance our operations to date, we have relied on private offerings, exercises of warrants and loans. During 2003, we issued an aggregate of 43,230,234 shares of common stock to finance our operations. We will issue additional shares if all of the outstanding preferred stock is converted and all warrants exercised. The terms on which we obtains additional financing, including the exercise of the outstanding warrants may dilute the existing shareholders investments, or otherwise adversely affect its position. It is also possible that we will be unable to obtain the additional funding we need as and when we need it. If we were unable to obtain additional funding as and when needed, we could be forced to curtail our operations.

OUR ASSETS ARE SUBJECT TO A LIEN, AND IF JUDGMENTS ARE ENTERED AND ENFORCED, IT MAY SHUT DOWN OUR OPERATIONS. We have granted a lien on all of our assets in connection with a financing transaction. We are current in the repayment obligation and as of March 12, 2004 owed this creditor $80,000. Upon the repayment to this creditor, we have pledged these assets to another creditor. Unless we are successful in repaying this obligation, our business may be shut down if these creditors are able to collect on their judgments.

WE ISSUED UNREGISTERED SHARES THAT MAY HAVE VIOLATED SECTION 5 OF THE SECURITIES ACT OF 1933. In December 2003 and January 2004, we issued an aggregate of 2,972,366 shares without any restrictive legend. Since an effective registration statement may not have been in effect for these shares, these issuances may have violated Section 5 of the Securities Act of 1933. iBX is currently exploring appropriate corrective actions.

THERE ARE MANY COMPETITORS IN THE OUR MARKETS AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST THEM. There are many companies that compete with us in both transaction management and physical therapy/rehab businesses. Many of these companies compete with us for hospitals and medical practices, which are our primary customers. We expect competition to continue to increase as there are no substantial barriers to entry in our market. Increased competition could result in reductions in the fees we receive for our services, lower margins or loss of clients. Any of these occurrences could materially and adversely affect our business, financial condition and results of operations. Competition is also likely to increase significantly, not only as new entities enter the market, but also as current competitors expand their services.

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

OUR BUSINESS HAS BEEN CONCENTRATED WITH A FEW CUSTOMERS AND SUPPLIERS. For the year ended December 31, 2003, our three largest customers accounted for an aggregate of 19% of revenues and 52% of accounts receivable. Consequently, our success is materially dependent on our relationship with these customers and their continued viability.

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

FLUCTUATIONS IN OUR OPERATING RESULTS MAY ADVERSELY AFFECT OUR STOCK PRICE AND PURCHASERS OF OUR SHARES OF COMMON STOCK MAY LOSE ALL OR A PORTION OF THEIR INVESTMENT. Historically, there has been volatility in the market price for our common stock. Our quarterly operating results, the number of shareholders desiring to sell their share, changes in general conditions in the economy, the financial markets or the healthcare industry, or other developments affecting us or our competitors, could cause the market price of our common stock to fluctuate substantially. We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors. Factors that may adversely affect our quarterly operating results include:

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

WE NEED TO AMEND OUR ARTICLES OF INCORPORATION TO AUTHORIZE ADDITIONAL COMMON STOCK. Our articles of incorporation currently authorize 100,000,000 shares of common stock. In order to provide for the issuance of sufficient shares for conversion of outstanding preferred stock and exercise of warrants, we need to amend our articles to provide for additional authorized shares. We intend to hold a shareholders meeting to approve such an amendment. However our management and principal shareholders do not have voting control of a sufficient number of shares to approve such an amendment.

ITEM 7.  FINANCIAL STATEMENTS

The Financial Statements are located after the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There was no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following persons are members of our board of directors and executive officers, in the capacities indicated:

 NAME                       AGE       POSITION
 ----                       ---       --------
 Evan Brovenick             43        Chairman of the Board, President
                                       and Chief Executive Officer
 David Blechman             53        Vice President, Secretary and Director
 Alvin Brovenick            73        Director
 Mitchell Hershey           45        Director

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

ALVIN BROVENICK has served as a member of PriMed's board of directors since its inception. Mr. Brovenick served materially similar roles with PriMed LC prior to its merger with PriMed. During the immediately preceding five years, in addition to his roles with PriMed and its predecessors, Mr. Brovenick served as the treasurer of ManageMed. He is the father of Evan Brovenick, PriMed's founder and president and is employed as a management consultant by IBX. Mr. Brovenick is a retired certified public accountant.

MITCHELL HERSHEY is currently the Director of Field Operations for the 20th largest advertising agency in the USA, Zimmerman & Partners, Fort Lauderdale, Florida. Prior to this position which he has held for the past two years, Mr. Hershey spent1996-2000 at Saatchi & Saatchi Advertising, New York, the third largest advertising agency in the USA, as General Manager for Toyota Motors, USA. Previous positions have included advertising and marketing for corporations like Proctor & Gamble, General Mills, Dr. Pepper, Hertz, Budget Rent A Car, RJ Reynolds, Hueblein, Pabst Brewing and Club Med. Mr. Hershey holds an MBA in Marketing from Pace University in New York City and a B.S. in Management from the University of Florida.

The directors hold office until the next annual meeting of the shareholders and until there successors have been duly elected or qualified.

COMMITTEES

There is currently no audit committee since there is only one independent director, Mitchell Hershey, who does not qualify as a financial expert. The board of directors will form an audit committee at such time as there are at least two independent directors.

ITEM 10. EXECUTIVE COMPENSATION

The following tables summarize the total compensation paid to Evan Brovenick, our chief executive officer and the other executive offers with compensation of at least $100,000 in 2003.

                                       Summary Compensation Table
                                      Annual Compensation                    Long-Term Compensation
                          ---------------------------------------------   -----------------------------
                                                            Other         Restricted    Securities
 Name and                                                   Annual           Stock       Underlying
 Principal Position       Year   Salary ($)    Bonus    Compensation(1)   Awards ($)   Options/SARs (#)
 ----------------------   ----   ----------   -------   ---------------   ----------   ----------------
 Evan Brovenick           2003    $125,000    $87,000      $12,586        $14,700(2)          -
    President and Chief   2002     125,000       -          15,476         14,000(3)          -
    Executive Officer     2001     100,000       -          15,000             -              -

 David Blechman           2003    $125,000    $  -         $ 7,996             -              -
    Vice President        2002     125,000       -          12,359             -              -
                          2001     100,000       -          15,000             -              -

 ----------
 (1) Includes car allowance, health coverage and life insurance.
 (2) Represents 210,000 shares valued at $.07 per share.
 (3) Represents 200,000 shares valued at $.07 per share.

GRANTS OF STOCK OPTIONS

No options were granted to the executive officers named above in 2002 or 2003 and none are currently outstanding.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables disclose information concerning ownership of common stock by officers, directors and holders of 5% or more of our common stock. Our currently outstanding shares of common stock, for purposes of these calculations, are calculated based on information available as of March 12, 2004 and include both currently outstanding securities and securities which a named person has a right to acquire within 60 days following the date of this prospectus.

                                        Amount and Nature of
 Name and Address of Beneficial Owner   Beneficial Ownership    Percent of Class
 ------------------------------------   --------------------    ----------------
 Evan Brovenick                             16,040,500 (1)           16.3%
 David Blechman                              4,555,500 (2)            4.6
 Tucker Family Spendthrift Trust             3,949,501 (3)            4.1
 Calvo Family Spendthrift Trust              5,700,689 (4)            5.6
 Alvin Brovenick                                     0                 -
 Mitchell Hershey                                    0                 -
 Northbar Capital                              500,000 (5)             *
 Big Time Capital Group                     20,000,000 (6)           17.2
 Jericho State Capital Corp. of Florida     28,000,000 (7)           22.5
 All  officers  and  directors as a
  group (4 persons)                         20,577,790               20.1
 -----------
 *   Less than 1%.

(1) Includes 14,040,500 shares and 2,000,000 shares issuable upon exercise of outstanding warrants.

(2) Includes 2,455,500 shares of common stock, 1,400,000 shares issuable upon conversion of outstanding Series B preferred stock and 700,000 shares of common stock issuable upon exercise of warrants.

(3) The Tucker family is comprised of Michelle Tucker, Leonard Miles Tucker, her husband, and their minor daughters Shayna and Montana. Includes 1,857,001 shares and 2,092,500 shares owned by Blue Lake Capital Corp., which is owned by members of the Tucker family. Does not include shares that may be issued upon conversion of the $174,000 note described below.

(4) The Calvo family is comprised of Cyndi Calvo; William A. Calvo, III, her husband; William, Alexander and Edward, their minor sons. All the shares are held by the Calvo Family Spendthrift Trust. Includes shares issuable upon conversion of preferred stock. Excludes 33,000 shares of Class A Nonvoting Convertible Preferred Stock that are convertible into 3,300,000 shares of common stock subject to certain restrictions, which common shares are included above. The terms of the Preferred Stock prohibit the holder from owning more than 4.9% of the outstanding voting stock at any time. Accordingly, the Trust is unlikely to ever hold the number of shares set forth above at any time.

(5) Includes common stock owned. Does not include shares that may be issued upon conversion of $200,000 of notes.

(6) Does not include shares that may be issued upon conversion of $200,000 of notes.

(7) Includes shares issuable upon conversion of preferred stock and exercise of warrants.

STOCK SELLING PLAN

Evan Brovenick and David Blechman's shares in iBX have been pledged to secure the repayment of iBX's obligations to Bill Dudziak. They have each advised us that he has entered into a written stock selling plan in accordance with SEC Rule 10b5-1 pursuant to which he has been gradually liquidate a portion of his holdings in the Company. The proceeds of any sales were held in escrow and to secure in part the repayment of iBX's obligations to Bill Dudziak. From time to time, funds have been removed from escrow and paid to Mr. Dudziak to reduce iBX's obligations. At such time as the Dudziak obligation is repaid in full by iBX, any escrowed funds and shares will be released to Messrs. Brovenick and Blechman. The plans calls for weekly sales of stock of up to 100,000 shares for Mr. Brovenick and 100,000 shares for Mr. Blechman, with the amounts dependent upon the prevailing market price. Selling according to this plan will end when Mr. Brovenick has sold 1,000,000 shares and Mr. Blechman 500,000 shares, unless the plan is terminated earlier. Other than as set forth above, Messrs. Brovenick and Blechman have not sold any shares of iBX Common Stock and have stated they have no present intention to do so.

EQUITY COMPENSATION PLAN

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2003

                                       Number of        Weighted-average      Number of securities
                                   securities to be      exercise price     remaining available for
                                      issued upon        of outstanding      future issuance under
                                      exercise of           options,          equity compensation
                                      outstanding         warrants and         plans (excluding
                                   options, warrants         rights         securities reflected in
                                      and rights              (b)                 column (a))
         Plan Category                    (a)                                         (c)
         -------------             -----------------    ----------------    -----------------------
Equity compensation plans                  0                 $    0                         0
   approved by security holders

Equity compensation plans not
   approved by security holders            0                 $    -                5,000,0000

Total                                      0                 $ 5.00                 5,000,000

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Evan Brovenick, our president and chief executive officer, loaned us $93,000 in 2001 and $175,000 in 2000. The 2001 advances have been treated as a contribution to capital. At December 31, 2002, $454 was outstanding. During 2003 and 2004, Mr. Brovenick has loaned iBX funds at various times, which have been repaid as cash flow permitted. iBX never intentionally loaned Mr. Brovenick any funds. However, at December 31, 2003, there was a balance owed by Mr. Brovenick that was repaid in early 2004 when Mr. Brovenick loaned funds to iBX. Section 402 of the Sarbanes Oxley Act of 2002 and Section 13(k) of the Securities Exchange Act of 1934 make it "unlawful for any issuer, directly or indirectly to extend or maintain credit in the form of a personal loan to or for any director or executive officer of that issuer." These advances may constitute a violation of these laws. As a potential violation may have occurred, Section 307 of Sarbanes Oxley requires notification of this issue. As the loan has already been repaid in 2004 and the effects of the potential violation have been reversed, no further action on the part of iBX is required, other than to employ procedures designed to ensure that no violations of this type occur in the future.

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

During 2002, the Calvo Family Spendthrift Trust and the Tucker Family Spendthrift Trust lent us an aggregate of $94,237. This amount was used to convert 942,366 outstanding warrants.

In May 2002, the Calvo Family Spendthrift Trust and the Tucker Family Spendthrift Trust each agreed to transfer 425,000 class A warrants to lenders to IBX.

Effective May 29, 2002, we entered into an Exchange Agreement with the Calvo Family Spendthrift Trust pursuant to which the trust exchanged 8,000,000 of the 9,682,325 shares of common stock it currently holds for 80,000 shares of the non-voting class A preferred stock . The agreement provides that the trust cannot own 5% or more of our voting securities. We determined to enter into the Exchange Agreement since William A. Calvo, a beneficiary of the trust, recently was found guilty of violating Section 5 of the Securities Act by reselling, or by being a necessary or substantial participant in the resale of, unregistered Systems of Excellence shares and that Diversified Corporate Consulting Group, a limited liability company of which Mr. Calvo was a member, had violated Section 17(a) of the Securities Act and Section 10(b) of the Exchange Act with respect to the fraudulent and manipulative trading in Systems of Excellence shares. The conversion into the class A preferred stock will help us to limit any control that Mr. Calvo may have over IBX. In 2003, 23,000 shares of this preferred stock was converted into common stock and in March 2004 24,000 shares were converted.

In April 2003, Irv Freiberg entered into separate agreements with the Tucker Family Spendthrift Trust and the Calvo Family Spendthrift Trust pursuant to which he has the right to purchase all of the class A warrants from the Tucker Family Spendthrift Trust and all of the class E warrants from the Calvo Family Spendthrift Trust. The Trusts have agreed with Mr. Freiberg to not exercise the warrants so long as Mr. Freiberg purchases 1,000,000 warrants per month from each Trust. iBX agreed to pay Brett Finkelstein, a selling shareholder, or his designees a fee of $.005 per warrant for each warrant that is purchased by Mr. Freiberg and subsequently exercised. An aggregate of 19,790,000 warrants were exercised by Mr. Freiberg. IBX paid Mr. Freiberg $550,000 in 2003 for marketing and consulting services. An entity unaffiliated with Mr. Freiberg also purchased an aggregate of 13,500,000 warrants from the Trusts on the same terms as Mr. Freiberg.

As of December 31, 2003, each of the Trusts were deemed to no longer be affiliates of IBX since their ownership was less than 10% of the outstanding shares and both parties have waived their rights to designate nominees to the board of directors. Given that each had also held their shares for over two years, each Trust was eligible to request that the legend be removed on their shares and that the shares could be sold without restriction under Rule 144(k). However, each has agreed that without approval of the chief executive officer of IBX, that it shall not sell more than 500,000 shares in any calendar month. In January 2004, the chief executive officer agreed to allow the Tucker Family Spendthrift Trust to sell 1,000,000 shares in January and February 2004 since IBX did not pay to the Trust on a timely basis funds owed upon the sale of warrants.

iBX owed the Tucker Family Spendthrift Trust approximately $74,000 and the Calvo Family Spendthrift Trust approximately $115,000 with respect to the purchases of the warrants described above. In March 2004, the Tucker Family Spendthrift Trust loaned to iBX $100,000 and agreed to convert the $74,000 to iBX on the same terms. iBX is negoriating payment terms for such amount with the Calvo Family Spendthrift Trust.

The Tucker note provides for 8% interest, a maturity date of March 12, 2005and a security interest in all of iBX's assets. iBX is required to provide the holder with 90 days' notice of any prepayment, although there is no prepayment penalty. The note is convertible to common stock. The conversion price is the lowest of $.035, 70% of the closing bid price on the date of conversion or 70% of the offering price any offering by iBX until March 2005. iBX agreed to include the shares issuable upon the exercise of this note in a registration statement.

iBX also issued to David Blechman, an officer and director 700 shares of Series B preferred stock and 700,000 warrants to reimburse him for the $70,000 that was paid to Dudziak as described above. iBX issued 2,000 shares of Series B preferred stock and 22,000,000 warrants to Jericho State Capital Corp. of Florida, or its designee,as payments of amounts owed to it under a consulting agreement for 2003, 2004 and 2005 and also issued to Big Time Capital Group or its designee a convertible note in the principal amount of $200,000 and 20,000,000 warrants for payment of accrued fees.

In December 2003 and January 2004, we issued an aggregate of 2,972,366 shares without any restrictive legend. At the time of issuance, iBX believed that it was issuing the shares upon exercise of outstanding warrants and that the shares issuable upon the exercise of these warrants were registered pursuant to a registration statement then in effect. However, due to an accounting error by iBX, all of the warrants included in the registration statement had been exercised. Accordingly, the 2,972,366 shares were issued without a valid registration statement in effect, which is a violation of Section 5. Since an effective registration statement was not in effect for these shares, these issuances may have violated Section 5 of the Securities Act of 1933. iBX is currently exploring appropriate corrective actions.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

     Exhibit
     Number                              Description
     -------                             -----------
       2.1 Stock Exchange Agreement Dated August 31, 2001 between VidKid Distribution, Inc. and PriMed Technologies, Inc. (3)
       3.1      Articles of incorporation (1) (3)
       3.2      Bylaws (1)
       3.3      Certificate of Amendment of Articles of Incorporation (5)
       3.4      Certificate of Amendment of Articles of Incorporation
       10.1     Settlement Agreement dated as of December 19, 2001 (2).
       10.2     Employment Agreement with Evan Brovenick (2)
       10.2     Employment Agreement with David Blechman (4)
       10.4     Conversion Agreement with Calvo Family Spendthrift Trust (5)
       31.1     Certification by the Chief Executive Officer pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002
       31.2     Certification by the Chief Financial Officer pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002
       32.1 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     ----------
     (1) Incorporated by reference to the Company's registration statement on Form SB-2 (file no. 333-36666)
     (2) Incorporated by reference to the Company's Current Report on Form 8-K dated December 19, 2001
     (3) Incorporated by reference to the Company's Current Report on Form 8-K dated September 25, 2001
     (4) Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 2001
     (5) Incorporated by reference to the Company's Registration Statement on Form SB-2 (file no. 333-90660)

(b)  REPORTS ON FORM 8-K

     None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For 2003 and 2002, iBX paid to Salberg & Company, P.A. audit fees of approximately $60,000 and $40,000, respectively, billed for professional services rendered for the audit of iBX's annual financial statements and the reviews of the financial statements included in iBX's financial statements included in its quarterly filings on Form 10-QSB for the respective periods.

AUDIT-RELATED FEES

For 2003 and 2002, iBX paid to Salberg & Company fees of approximately $17,000 and $19,000 respectively, billed for assurance and related services by iBX's auditors that are reasonably related to the performance of the audit or review of iBX's financial statements included in iBX's financial statements included in its quarterly filings on Form 10-QSB for the respective periods. The services thus provided by iBX's auditors included accounting consultations and review in connection with registration statements, consultation concerning financial accounting and reporting standards, and acquisition audits.

TAX FEES

For 2002, iBX paid to Salberg & Company fees of approximately $2,700 billed for tax compliance, tax advice and tax planning. No such fees were paid in 2003.

ALL OTHER FEES

There were no other fees paid in 2003 or 2002 not identified above.

The iBX board approved 100% of the foregoing services rendered by the auditors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IBX GROUP, INC.

Date:  March 30, 2004                   By: /s/ Evan Brovenick
                                            -------------------------
                                            Evan Brovenick, President


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


       SIGNATURE                      TITLE                            DATE

 /s/ Evan R. Brovenick        Chief Executive Officer,            March 30, 2004
 ---------------------        President and Director
 Evan R. Brovenick

 /s/ David Blechman           Director, Vice President            March 30, 2004
 ------------------           and Secretary
 David Blechman

 /s/ Alvin Brovenick          Director and Acting Chief           March 30, 2004
 -------------------          Financial Officer
 Alvin Brovenick

 /s/ Mitchell Hershey         Director                            March 30, 2004
 --------------------
 Mitchell Hershey

                        IBX GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002



                                TABLE OF CONTENTS



Independent Auditors' Report.................................................F-2

Consolidated Financial Statements:

   Consolidated Balance Sheet at December 31, 2003...........................F-3

   Consolidated Statements of Operations for the year ended
      December 31, 2003 and 2002.............................................F-4

   Consolidated Statements of Changes in Stockholders' Deficit
      for the year ended December 31, 2003 and 2002..........................F-5

   Consolidated Statements of Cash Flows for the year ended
      December 31, 2003 and 2002.............................................F-6

Notes to Consolidated Financial Statements...........................F-7 to F-26

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders:
 IBX Group, Inc.

We have audited the accompanying consolidated balance sheet of IBX Group, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IBX Group, Inc. and Subsidiaries, as of December 31, 2003, and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has a working capital deficiency of $1,900,961 at December 31, 2003, and has an accumulated deficit of $6,413,941. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 15, 2004

                        IBX GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2003

                                     ASSETS
Current assets:
  Cash ............................................................ $    22,133
  Restricted cash .................................................     438,091
  Accounts receivable, net of allowance for
   doubtful accounts of $51,258 ...................................     541,692
  Due from related parties ........................................      94,382
  Other current assets ............................................      88,637
                                                                    -----------

    Total current assets ..........................................   1,184,935
                                                                    -----------

Property and equipment, net .......................................     291,117
                                                                    -----------

Other assets:
  Intangible assets, net ..........................................         985
  Other ...........................................................      27,151
                                                                    -----------

    Total other assets ............................................      28,136
                                                                    -----------

    Total assets .................................................. $ 1,504,188
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Note payable, current maturities ................................ $   544,771
  Checks outstanding in excess of bank balances ...................      42,324
  Accounts payable ................................................     446,332
  Accrued expenses ................................................     480,957
  Payroll taxes payable ...........................................   1,538,609
  Deferred revenue ................................................      14,467
  Due to related party ............................................      18,436
                                                                    -----------

    Total current liabilities .....................................   3,085,896
                                                                    -----------

Commitments and contingencies

Stockholders' deficit:
  Preferred Stock ($0.005 par value; 4,700,000 authorized shares;
   none issued and outstanding) ...................................           -
  Class A Non-voting Convertible Preferred Stock ($0.005 par value;
   300,000 authorized shares; 57,000 shares issued and outstanding)         285
  Common stock ($0.005 par value; 100,000,000 authorized shares;
   90,729,877 shares issued and outstanding) ......................     453,650
  Common stock issuable (2,100 shares) ............................          10
  Additional paid-in capital ......................................   4,542,706
  Accumulated deficit .............................................  (6,413,941)
  Less: Stock subscription receivable .............................     (90,000)
  Less: Deferred compensation and consulting ......................     (74,418)
                                                                    -----------

    Total stockholders' deficit ...................................  (1,581,708)
                                                                    -----------

    Total liabilities and stockholders' deficit ................... $ 1,504,188
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                        IBX GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the Year Ended
                                                            December 31,
                                                    ---------------------------
                                                        2003           2002
                                                    ------------   ------------

REVENUES .........................................  $  3,327,852   $  3,220,104
                                                    ------------   ------------


OPERATING EXPENSES:
    Salaries and payroll taxes ...................     2,301,790      1,300,563
    Depreciation and amortization ................       172,374        115,826
    Consulting fees ..............................     1,022,268              -
    Professional fees ............................       274,185        191,106
    Rent .........................................       446,829        230,275
    Other selling, general and administrative ....     1,696,843      1,077,836
    Loss from impairment of intangible assets ....       592,604              -
                                                    ------------   ------------

        Total Operating Expenses .................     6,506,893      2,915,606
                                                    ------------   ------------

INCOME (LOSS) FROM OPERATIONS ....................    (3,179,041)       304,498
                                                    ------------   ------------

OTHER INCOME (EXPENSES):
    Settlement expense ...........................       (64,770)             -
    Gain on forgiveness of debt ..................             -        289,662
    Interest expense .............................      (354,752)      (430,867)
                                                    ------------   ------------

        Total Other Income (Expenses) ............      (419,522)      (141,205)
                                                    ------------   ------------

NET INCOME (LOSS) ................................  $ (3,598,563)  $    163,293
                                                    ============   ============

EARNING (LOSS) PER SHARE:
    Net Income (Loss) Per Common Share - Basic ...  $      (0.06)  $       0.00
                                                    ============   ============
    Net Income (Loss) Per Common Share - Diluted .  $      (0.06)  $       0.00
                                                    ============   ============

    Weighted Common Shares Outstanding - Basic ...    60,604,049     37,003,110
                                                    ============   ============
    Weighted Common Shares Outstanding - Diluted .    60,604,049     55,176,341
                                                    ============   ============

           See accompanying note to consolidated financial statements.

                                            IBX GROUP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                     For the Years Ended December 31, 2003 and 2002

                                                   CLASS A NON-VOTING
                                                       CONVERTIBLE
                                                     PREFERRED STOCK         COMMON STOCK         COMMON STOCK ISSUABLE
                                                    -----------------   -----------------------   ---------------------
                                                    SHARES    AMOUNT      SHARES       AMOUNT       SHARES      AMOUNT
                                                    -------   -------   -----------   ---------   ----------   --------
Balance at December 31, 2001 .....................        -   $     -    41,837,500   $ 209,189    2,000,000   $ 10,000

Exercise of stock options ........................        -         -       250,000       1,250            -          -

Exercise of warrants for cash ....................        -         -       789,997       3,950            -          -

Exercise of warrants for exchange of debt ........        -         -     1,792,366       8,962            -          -

Common stock issued in exchange for debt .........        -         -     1,081,880       5,409            -          -

Grant of warrants ................................        -         -             -           -            -          -

Common stock issued for services rendered ........        -         -     1,000,000       5,000            -          -

Issuance of previously issuable common stock .....        -         -     2,000,000      10,000   (2,000,000)   (10,000)

Issuance of preferred shares for common ..........   80,000       400    (8,000,000)    (40,000)           -          -

Common stock issuable for acquisition of assets ..        -         -             -           -      600,000      3,000

Amortization of deferred compensation ............        -         -             -           -            -          -

Net income for the year ..........................        -         -             -           -            -          -
                                                    -------   -------   -----------   ---------   ----------   --------

Balance at December 31, 2002 .....................   80,000       400    40,751,743     203,760      600,000      3,000

Exercise of stock warrants .......................        -         -    41,137,634     205,688            -          -

Grant of warrants ................................        -         -             -           -            -          -

Common stock issued for services rendered ........        -         -     1,500,234       7,501            -          -

Issuance of previously issuable common stock .....        -         -       600,000       3,000     (600,000)    (3,000)

Common stock issued and issuable for
          acquisition of assets ..................        -         -     3,847,900      19,239        2,100         10

Conversion of preferred to common ................  (23,000)     (115)    2,300,000      11,500            -          -

Sale of unregistered common stock ................        -         -       592,366       2,962            -          -

Settlement of subscriptions receivable ...........        -         -             -           -            -          -

Amortization of deferred compensation ............        -         -             -           -            -          -

Net loss for the year ............................        -         -             -           -            -          -
                                                    -------   -------   -----------   ---------   ----------   --------

Balance at December 31, 2003 .....................   57,000   $   285    90,729,877   $ 453,650        2,100   $     10
                                                    =======   =======   ===========   =========   ==========   ========
                                                                                                            (continued)
                              See accompanying note to consolidated financial statements.
                                                          F-5A

                                            IBX GROUP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                     For the Years Ended December 31, 2003 and 2002
                                                       (continued)

                                                                                               DEFERRED
                                                      ADDITIONAL                   STOCK      COMPENSATION
                                                       PAID-IN     ACCUMULATED  SUBSCRIPTION      AND
                                                       CAPITAL       DEFICIT     RECEIVABLE    CONSULTING      TOTAL
                                                     -----------   -----------    --------     ---------    -----------
Balance at December 31, 2001 .....................   $   250,489   $(2,978,671)   $      -     $(139,849)   $(2,648,842)

Exercise of stock options ........................         1,250             -      (2,500)            -              -

Exercise of warrants for cash ....................        75,050             -           -             -         79,000

Exercise of warrants for exchange of debt ........       170,274             -           -             -        179,236

Common stock issued in exchange for debt .........       102,779             -     (17,570)            -         90,618

Grant of warrants ................................         4,000             -           -        (2,667)         1,333

Common stock issued for services rendered ........        41,000             -           -        (9,200)        36,800

Issuance of previously issuable common stock .....             -             -           -             -              -

Issuance of preferred shares for common ..........        39,600             -           -             -              -

Common stock issuable for acquisition of assets ..        24,600             -           -             -         27,600

Amortization of deferred compensation ............             -             -           -        40,143         40,143

Net income for the year ..........................             -       163,293           -             -        163,293
                                                     -----------   -----------    --------     ---------    -----------

Balance at December 31, 2002 .....................       709,042    (2,815,378)    (20,070)     (111,573)    (2,030,819)

Exercise of stock warrants .......................     3,017,440             -     (90,000)            -      3,133,128

Grant of warrants ................................       166,000             -           -             -        166,000

Common stock issued for services rendered ........        97,542             -           -             -        105,043

Issuance of previously issuable common stock .....             -             -           -             -              -

Common stock issued and issuable for
          acquisition of assets ..................       537,411             -           -             -        556,660

Conversion of preferred to common ................       (11,385)            -           -             -              -

Sale of unregistered common stock ................        26,656             -           -             -         29,618

Settlement of subscriptions receivable ...........             -             -      20,070             -         20,070

Amortization of deferred compensation ............             -             -           -        37,155         37,155

Net loss for the year ............................             -    (3,598,563)          -             -     (3,598,563)
                                                     -----------   -----------    --------     ---------    -----------

Balance at December 31, 2003 .....................   $ 4,542,706   $(6,413,941)   $(90,000)    $ (74,418)   $(1,581,708)
                                                     ===========   ===========    ========     =========    ===========

                              See accompanying note to consolidated financial statements.
                                                          F-5B

                                         IBX GROUP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            For the Years
                                                                                         Ended December 31,
                                                                                    -----------------------------
                                                                                       2003               2002
                                                                                    -----------         ---------
Cash flows from operating activities:
  Net (loss) income ........................................................        $(3,598,563)        $ 163,293
  Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities:
   Depreciation and amortization ...........................................            172,374           115,826
   Non-cash compensation and consulting expense ............................            308,198            80,028
   Loss from sale/abandonment of property and equipment ....................             24,583                 -
   Impairment of intangible assets .........................................            592,604                 -
   Settlement expense ......................................................             64,770                 -
   Gain on forgiveness of debt .............................................                  -          (289,662)

   (Increase) decrease in:
    Accounts receivable ....................................................           (383,622)          (14,957)
    Due from related parties ...............................................            (94,382)                -
    Other current assets ...................................................            (66,322)           (5,198)
    Other ..................................................................            (27,151)                -

   Increase (decrease) in:
    Accounts payable .......................................................            (35,411)           99,927
    Accrued expenses .......................................................            374,073          (201,240)
    Payroll taxes payable ..................................................            560,257           503,626
    Customer deposits ......................................................           (185,925)         (177,923)
    Deferred revenue .......................................................           (173,033)          187,500
    Interest payable .......................................................                  -            34,576
                                                                                    -----------         ---------

Net cash (used in) provided by operating activities ........................         (2,467,550)          495,796
                                                                                    -----------         ---------

Cash flows from investing activities:
  Cash receieved from (paid for) acquisition ...............................              3,108           (35,000)
  Increase in restricted cash ..............................................           (438,091)                -
  Proceeds from sale of property and equipment .............................             15,100                 -
  Purchase of property and equipment .......................................           (163,083)          (89,054)
                                                                                    -----------         ---------

Net cash used in investing activities ......................................           (582,966)         (124,054)
                                                                                    -----------         ---------

Cash flows from financing activities:
  Proceeds from exercise of stock warrants .................................          3,088,428            79,000
  Proceeds from sale of common stock .......................................             29,618                 -
  Checks outstanding in excess of bank balances ............................             17,260          (109,171)
  Payments on loans ........................................................           (516,421)         (293,782)
  Proceeds from loans ......................................................            412,478           163,000
  Proceeds from (payments on) advances from related party ..................             17,982          (189,676)
                                                                                    -----------         ---------

Net cash provided by (used in) financing activities ........................          3,049,345          (350,629)
                                                                                    -----------         ---------

Net (decrease) increase in cash ............................................             (1,171)           21,113

Cash at beginning of year ..................................................             23,304             2,191
                                                                                    -----------         ---------

Cash at end of year ........................................................        $    22,133         $  23,304
                                                                                    ===========         =========
                                                                                                       (continued)
                           See accompanying notes to consolidated financial statements.
                                                       F-6A

                                         IBX GROUP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (continued)
                                                                                            For the Years
                                                                                         Ended December 31,
                                                                                    -----------------------------
                                                                                       2003               2002
                                                                                    -----------         ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest .................................................................        $    56,870         $       -
                                                                                    ===========         =========
  Income Taxes .............................................................        $         -         $       -
                                                                                    ===========         =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for debt and subscription receivable .................        $         -         $ 108,188
                                                                                    ===========         =========
  Exercise of common stock warrants for debt ...............................        $         -         $ 179,236
                                                                                    ===========         =========
  Common stock issuable for assets .........................................        $         -         $  27,600
                                                                                    ===========         =========

Acquisition details:
  Fair value of assets acquired ............................................        $   257,832         $  18,816
                                                                                    ===========         =========
  Liabilities assumed ......................................................        $    10,699         $  55,023
                                                                                    ===========         =========
  Goodwill .................................................................        $   309,527         $  71,207
                                                                                    ===========         =========

                           See accompanying notes to consolidated financial statements.
                                                        F-6B

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


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

In September 2002, the Company acquired Florida Health Source, LLC and entered the business of providing physical therapy services to referred patients. In April 2003, the Company acquired NurseStat, LLC and entered the business of providing medical staffing applications. In May 2003, the Company acquired the business of Independent Transcription Services and entered the business of providing dictating transcription and document management services for the healthcare industry. In May 2003, the Company acquired certain assets and the business of Medicompliant Solutions and Legal Services, Inc. and entered the business of providing outsourced legal compliance services for the healthcare industry. In May 2003, the Company formed a new majority-owned subsidiary, Robo Massage, LLC and licensed the rights to certain massage technology which it will use in its physical therapy centers and which it will sell (See Note 2).

All of the shares and assets of the Company's primary operating subsidiary have been pledged to secure a loan obligation to a creditor. Two of the Company's primary officers have also pledged the shares of the Company owned by them. . The parties entered into an amended settlement agreement effective November 7, 2002 whereby the creditor agreed to dismiss his action against the Company. Pursuant to the terms of the Agreement, the Company is obligated to make certain monthly payments, all of which have been made to date. The creditor, pursuant to the settlement agreement, has a lien and perfected security interest on all of the assets of IBX Technologies, Inc., which is IBX's primary operating subsidiary and on 11,550,000 shares of IBX common stock owned by two of the Company's officers. As of December 31, 2003, approximately $132,293 was outstanding on the loan. Failure to comply with the terms and conditions of the loan documents could result in a default and the transfer of these assets and shares to the lender.

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRINCIPLES OF CONSOLIDATION

The consolidated statements include the accounts of IBX Group, Inc. and its wholly-owned subsidiaries and partially-owned subsidiary. All significant inter-company balances and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2003 and 2002 include the allowance for doubtful accounts, the impairment loss on goodwill and other intangible assets, and the valuation of certain equity instruments issued or granted for services.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all cash and other demand deposits to be cash and cash equivalents. As of December 31, 2003 and 2002, the Company had no cash equivalents.

ACCOUNTS RECEIVABLE AND ALLOWANCE

The Company estimates an allowance for doubtful accounts relating to its medical billing business on a specific identification basis. Allowance for doubtful accounts related to the physical therapy and other businesses are estimated based on the Company's estimate of collectibility based on factors such as age of receivables and historical collection experiences. At December 31, 2003, $458,682 of net accounts receivables were collateral under a loan agreement (see
Note 4).

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, payroll taxes payable, and loans payable approximate their fair market value based on the short-term maturity of these instruments.

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

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The Company follows the guidance of the Securities and Exchange Commision's Staff Accounting Bulletin 101 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue derived from billing and collections and administrative services is recognized at the completion of the service performed. For billing and collection services, the Company receives a commission from the customer based on a percentage of amounts actually collected. Revenues are recognized as a net amount equal to the percentage commission once the customer's receivable had been received. Software application revenue (from licensing) is recognized in accordance with the terms of the specific agreements.

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

Revenues from providing medical staffing application services will be recognized as services are provided.

Customer prepayments from outsourced legal compliance services are deferred and recognized as earned over the service period.

INTANGIBLES AND OTHER LONG-LIVED ASSETS

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. Goodwill represents the excess of the cost of the Company's acquired subsidiaries or assets over the fair value of their net assets at the date of acquisition. Under Statement of Financial Accounting Standards ("SFAS") No. 142, effective the first quarter of the year ended December 31, 2002, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test.

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLES AND OTHER LONG-LIVED ASSETS (CONTINUED)

In the fourth quarter of 2003, based on an impairment test, the Company decided to write-off all goodwill and other intangible asset balances of $592,604 relating to the acquisition of the Company's subsidiaries NursesStat LLC, Florida Health Source LLC, RoboMassage, and Independent Transcription Services and the acquisition of certain assets under purchase agreements. The decision to recognize an impairment loss was made in light of the subsidiaries inability to generate a profit after the acquisition, mounting intercompany balances, the length of time estimated for us to recover the initial investment, and the uncertainty of market conditions and business performance (see Note 2).

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

                                                        2003           2002
                                                        ----           ----
Net (loss) income ................................  $ (3,598,563)  $    163,293
                                                    ------------   ------------
(Loss) income available to common shares .........  $ (3,598,563)  $    163,293
Weighted average shares outstanding - basic ......    60,604,049     37,003,110
EPS - BASIC ......................................  $      (0.06)  $      (0.00)
                                                    ============   ============

(Loss) income available to common shares .........  $ (3,598,563)  $    163,293
                                                    ============   ============
Weighted average shares outstanding - basic ......    60,604,049     37,003,110

Effect of dilutive securities:
Convertible preferred stock ......................             -      2,016,438
Contingently returnable common stock-
 Contingency satisfied at December 31, 2003 ......             -      6,600,000
Exercised options and warrants ...................             -        693,712
Unexercised options and warrants .................             -      8,863,081
                                                    ------------   ------------
Weighted average shares outstanding - diluted ....    60,604,049     55,176,341
                                                    ============   ============
EPS - DILUTED ....................................  $      (0.06)  $      (0.00)
                                                    ============   ============

In 2003, 530,000 common stock options were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ADVERTISING

Advertising costs are expensed when incurred. For the years ended December 31, 2003 and 2002, advertising expense amounted to $250,662 and $239,698, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


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

NOTE 2 - ACQUISITION

On October 4, 2002 (the "Acquisition Date") the Company acquired 100% of the membership interest in Florida Health Source, LLC ("FHS"), a Florida limited liability company formed on September 9, 2002. At the acquisition date, FHS was a preferred provider network for more than 100,000 employees throughout the state of Florida and is now a physical and occupational therapy vendor for a major U.S. retailer. Additionally, currently FHS operates two multi-disciplinary facilities providing physical therapy, occupational medicine, pain management and wellness services. In connection with the acquisition, the Company entered into employment agreements with three key employees. Each employment agreement has a term of three years effective October 1, 2002 and grants a 13.33% membership interest in FHS (an aggregate 39.99% interest for all three employees) upon attaining certain stipulated financial performance goals in FHS. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. On the date of acquisition, the purchase price exceeded the fair value of net assets acquired by $71,207. The excess had been applied to goodwill. The results of operations of FHS are included in the consolidated results of operations of the Company from the Acquisition Date. Pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" Goodwill has an indefinite life and accordingly will not be amortized. The FHS assets and liabilities acquired were as follows:

         Accounts receivable                 $ 18,816
         Due to providers                     (15,052)
         Accrued compensation                 (39,971)
         Goodwill                              71,207
                                             --------
         Cash purchase price                 $ 35,000
                                             ========

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 2 - ACQUISITION (CONTINUED)

On December 6, 2002 (the "Acquisition Date") the Company entered into an asset purchase agreement with an individual related to a director of the Company, whereby, the Company acquired more than 170 domain names and informational websites on healthcare topics ranging from arthritis to diabetes. In connection with the asset purchase agreement, the Company issued 600,000 shares of common stock. The fair value of the intangible assets acquired was based on the $.046 quoted trading price of the common stock on the acquisition date and amounted to $27,600 (see Note 5).

Effective April 1, 2003, the Company acquired all of the membership interests in NursesStat, LLC, a Florida limited liability company. The closing date occurred in late June 2003. NursesStat is a medical staffing application service provider. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. In connection with the acquisition, the Company issued 3,000,000 and 200,000 shares of common stock to the sellers and a third party, respectively. The value of the 3,000,000 common shares issued of $.137 per share or $410,400 was determined based on the average market price of the Company's common shares over the 5-day period before and after the terms of the acquisition were agreed to and announced (March 17, 2003). Additionally, the Company issued 200,000 common shares to consultant in connection with the acquisition of NursesStat. These shares were valued at $.18 per share, based on the grant date, for a value of $36,000.

The purchase price exceeded the fair value of net assets acquired by $404,527. The Company applied $95,000 of the excess to customer lists based on the present value of future cash flows of a sales contract, which was being amortized over a 36 month period. The remaining excess of $309,527 has been applied to goodwill. The results of operations of NursesStat are included in the consolidated results of operations of the Company from the acquisition date of April 1, 2003. On April 1, 2003, the Company's NurseStat subsidiary entered into two employment agreements with its Managing Directors. The term of the agreements are for three years with an annual base salary of $80,000 each, with an option to renew for two additional three years periods. Additionally, each of these individual will be entitled to a bonus of 12.5% of net profits of NursesStat, as defined.

On May 5, 2003, the Company, through its wholly-owned subsidiary IBX Transcription Services, Inc. ("IBXT"), acquired certain assets and the business of ITS Acquisition, Inc. d/b/a Independent Transcription Services ("ITS"), a Florida corporation. ITS provides dictation, transcription and document management services for the healthcare industry. As a result of the acquisition, the Company is a provider of transcription services for the healthcare industry and will sell its transcription technology to ITS customers. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. In connection with the acquisition of certain assets, prior to the acquisition date, the Company issued 150,000 shares of common stock to the seller. The value of the 150,000 common shares issued of $.1564 per share or $23,460 was determined based on the fair market price of the Company's common shares over the 5-day period before and after the terms of the acquisition were agreed to and announced (May 5, 2003). The purchase price exceeded the fair value of net assets acquired by $17,128. The excess had been applied to customer lists and was being amortized over a 36 month period. The results of operations of ITS are included in the consolidated results of operations of the Company from the acquisition date of May 5, 2003 to December 31, 2003. Effective November 4, 2002, the Company's IBXT subsidiary entered into an employment agreement. The term of the agreement is for one year with a base salary of $36,400. Additionally, this individual will be entitled to a bonus of 10% of net taxable income on any new business of IBXT and a bonus of 30% of net taxable income of IBXT any new business of the IBXT that relates specifically to certain clients as defined in the agreement.

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 2 - ACQUISITION (CONTINUED)

On May 6, 2003, the Company, through its wholly-owned subsidiary, Medicompliant Solutions II, Inc. ("Medicompliant"), acquired certain assets and the business of Medicompliant Solutions and Legal Services, Inc. ("MSL"), a Florida corporation. MSL provides outsourced legal compliance services for the healthcare industry. As a result of the acquisition, the Company is expected to be the leading provider of outsourced legal compliance services. The Company accounted for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. The Company acquired MSL for cancellation of approximately $20,000 owed to the Company under an informal agreement for back rent. The Company had not recorded such rental income in prior periods since collection was unlikely. Additionally, on May 6, 2003, Medicompliant granted an option to a third party to purchase from Medicompliant, upon terms and conditions as defined in the options agreement, such number of Medicompliant's common shares as shall, after issuance, be equivalent to twenty (20%) percent of all outstanding shares of Medicompliant, for a consideration of $.01 per share. The results of operations of Medicompliant are included in the consolidated results of operations of the Company from the acquisition date of May 6, 2003 to December 31, 2003.

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

For acquisitions in 2003, the assets acquired and liabilities assumed were as follows:

                             IBX Transcription                                     Medicompliant
                               Services, Inc.    NursesStat LLC   Robo Massage   Soultions II, Inc.     Total
                             -----------------   --------------   ------------   ------------------   ---------
                      Cash       $  2,548          $     560        $      -         $       -        $   3,108
       Accounts receivable         13,216                  -               -                 -           13,216
      Other current assets              -              1,360               -                 -            1,360
    Property and equipment              -             26,376               -                 -           26,376
                   Patents              -             13,577               -                 -           13,577
Customer lists and license         17,128             95,000          86,800             1,267          200,195
          Accounts payable         (9,432)                 -               -           (1,267)          (10,699)
                  Goodwill              -            309,527               -                 -          309,527
                                 --------          ---------        --------         ---------        ---------

      Total purchase price       $ 23,460          $ 446,400        $ 86,800         $       -        $ 556,660
                                 ========          =========        ========         =========        =========

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 2 - ACQUISITION (CONTINUED)

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions had occurred as of the beginning of the following periods:

                                               Year Ended         Year Ended
                                           December 31, 2003   December 31, 2002
                                           -----------------   -----------------

Net Revenues ............................    $   3,337,578      $   3,357,128
Net (Loss) Income .......................    $  (3,615,438)     $    (451,000)
Net (Loss) Income per Share - Basic .....    $       (0.06)     $       (0.02)
Net (Loss) Income per Share - Diluted ...    $       (0.06)     $       (0.01)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

ACQUIRED INTANGIBLE ASSETS AND IMPAIRMENT

In the fourth quarter of 2003, based on an impairment test, the Company decided to write-off all goodwill and other intangible asset balances of $592,604 relating to the acquisition of certain of the Company's assets and subsidiaries NursesStat LLC, Florida Health Source LLC, RoboMassage, and Independent Transcription Services and the acquisition of certain assets under purchase agreements. The decision to recognize an impairment loss was made in light of the subsidiaries inability to generate a profit after the acquisition, mounting intercompany balances, the length of time estimated for us to recover the initial investment, and the uncertainty of market conditions and business performance. The Company expects to deduct goodwill for tax purposes over a period of 15 years.

NOTE 3 - PROPERTY AND EQUIPMENT

At December 31, 2003, property and equipment consisted of the following:

Computer equipment and software ...........................$ 508,874
Furniture and office equipment ............................  113,132
Leasehold improvements ....................................  199,041
                                                           ---------
                                                             821,047
Less accumulated depreciation ............................. (529,930)
                                                           ---------
Total
                                                           $ 291,117
                                                           =========

Depreciation expense for the years ended December 31, 2003 and 2002 was $143,857 and $115,826, respectively. At December 31, 2003, $197,621 of net property and equipment was encumbered under a loan agreement (see Note 4).

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 4 - NOTES PAYABLE

The Company's borrowings consisted of the following at December 31, 2003:

Loan payable to an individual, payable in various
installments through February 2004. The loan payable
includes accrued interest and is collateralized by all of
the assets of one of the Company's subsidiaries and
11,550,000 outstanding common shares of the Company held by
certain guarantors. See (a) below. ................................  $  132,293

Line of credit agreement with a financial institution. The
Company can borrow up to $425,000. Interest is payable on
the outstanding principal balance by adding the prevailing
base loan rate charged by the financial institution and the
sliding scale percentage rate, determined by the level of
the daily net loan balance ranging from 2.5% to .75% over
the base loan rate ( 5.375% at December 31, 2003). The loan
is collateralized by restricted cash and is payable on
demand. See (b) below. ............................................     412,478
                                                                     ----------
                                                                        544,771

Less: Current portion of loans payable ............................    (544,771)
                                                                     ----------
Total .............................................................  $        -
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

(b) The Company maintains restricted cash in a brokerage account that is collateral for this line of credit and shown as restricted cash on the accompanying balance sheet.

NOTE 5 - RELATED PARTY TRANSACTIONS

Certain officers/shareholders of the Company from time to time advanced funds to the Company for operations and draws funds back as repayments or advances. These amounts are non-interest bearing, non-collateralized, and are payable on demand. As of December 31, 2003, amounts due one officer/shareholder of the Company amounted to $18,436. These advances are subordinated to the loan payable (see
Note 4). At December 31, 2003, one officer/director of the Company owed the Company $94,382, which was substantially paid back subsequent to year end.

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

In 2001 the Company assumed the debt of an officer relating to a predecessor company lawsuit of which $27,000 was paid in 2002.

In December 2002, the Company acquired certain domain names and related content from a party related to a director of the Company for 600,000 shares of the Company's common stock. The shares were valued at the quoted trading price on the acquisition date resulting in an intangible asset of $27,600 (see Note 2).

NOTE 6 - STOCKHOLDERS' DEFICIT

PREFERRED STOCK

In August 2002, the Company designated 300,000 shares of its authorized preferred stock as Class A Non-Voting Convertible Preferred Stock ("Class A Preferred"). Each share of Class A Preferred is convertible into 100 shares of common stock. A holder of Class A Preferred may not convert shares if such conversion would result in such holder owning in excess of 4.9% of the Company's common stock. The Class A Preferred holder is entitled to dividends when declared on common stock equal to the equivalent common shares into which the Class A Preferred is convertible. At such time, 80,000 shares of Class A Preferred were issued in exchange for 8,000,000 shares of common stock held by one entity. During the year ended December 31, 2003, the Class A preferred shareholder converted 23,000 Class A preferred shares into 2,300,000 shares of common stock.

COMMON STOCK

In June 2002, majority shareholders of the Company exercised warrants to purchase 942,366 shares of common stock at $.10 per share in exchange for loans payable amounting to $94,237 (including interest of $2,237).

In June 2002, a former director and shareholder of the Company exercised warrants to purchase 850,000 shares of common stock at $.10 per share in exchange for loans payable amounting to $85,000. Additionally, in June 2002, the Company issued 1,081,880 shares of common stock at $.10 per share in exchange for loans payable amounting to $90,618 and a subscription receivable of $17,570. In December 2003, the Company settled this subscription receivable with a former director, whereby the former director assigned 880,000 warrants held by the former director back to the Company. For accounting purposes, this transaction was treated as a sale of warrants at a fair market value of $.015 per warrant by the selling warrant holder to the Company and resulted in a settlement expense of $64,770.

In June 2002, 2,000,000 common shares previously issuable were issued.

In June 2002, stock options were exercised to purchase 250,000 shares of common stock at $.01 per share for a subscription receivable of $2,500.

In August 2002, a principal shareholder of the Company converted 8,000,000 shares of common stock into 80,000 shares of Class A Non-Voting Convertible Preferred Stock.

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 6 - STOCKHOLDERS' DEFICIT (CONTINUED)

COMMON STOCK (CONTINUED)

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

During the year ended December 31, 2003, warrant holders of the Company exercised warrants to purchase 41,137,634 shares of common stock at $.10 per share for net proceeds of $3,085,928 (net of $438,488 offering costs paid and $205,165 of offering costs payable and included in accrued expenses) and a subscription receivable of $90,000.

In April 2003, 600,000 shares of common stock previously issuable were issued.

In April 2003, in connection with the acquisition of NursesStat LLC, the Company was required to issue 3,000,000 shares of common stock. As of December 31, 2003, 2,997,900 of these shares have been issued with the remaining 2,100 unissued shares included in common stock issuable at December 31, 2003. Additionally, as part of this acquisition, the Company issued 200,000 shares of common stock to a consultant for services rendered. (See note 2)

In May 2003, in connection with the acquisition of Independent Transcription Services, Inc., the Company issued 150,000 shares of common stock. (See note 2)

In May 2003, in connection with the acquisition of a licensing agreement, the Company issued 500,000 shares of common stock. (See note 2)

In July 2003, 2,300,000 shares of common stock were issued in exchange for 23,000 shares of Class A preferred stock. At the exchange date, the fair market value of the issued preferred stock equaled the fair market value of the exchanged common shares resulting in no charges to operations.

In December 2003, the Company issued 1,500,000 shares of common stock to employees (825,000 shares) and consultants (675,000 shares) for services rendered. The Company valued these common shares at the fair market value on the date of issuance of $.07 per share or $105,000, which has been recorded as consulting expense and compensation expense amounting to $47,250 and $57,750, respectively, in the accompanying statement of operations.

In December 2003, the Company sold 592,366 unregistered shares of common stock to investor for net proceeds of $29,618.

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 6 - STOCKHOLDERS' DEFICIT (CONTINUED)

STOCK OPTIONS AND WARRANTS

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

In April 2003, a consultant to the Company entered into separate agreements with the Tucker Family Spendthrift Trust and the Calvo Family Spendthrift Trust pursuant to which he has the right to purchase all of the class A warrants from the Tucker Family Spendthrift Trust and all of the class E warrants from the Calvo Family Spendthrift Trust. The Trusts have agreed with the consultant to not exercise the warrants so long as the consultant purchases 1,000,000 warrants per month from each Trust. The Company agreed to reduce the exercise price of the warrants purchased by the consultant in exchange for the exercise of such warrants. As consideration for arranging the transaction between the parties, the Company agreed to pay another third party a finder's fee of $.005 per warrant for each warrant that is purchased by the consultant and subsequently exercised. There is no financial accounting effect of these transactions other than offsetting the fee paid against paid in capital as an offering cost.

During the three months ended June 30, 2003, the Company extended the expiration date of it $.10 warrants to December 31, 2003 and the $.20 warrants to June 24, 2004. There was no accounting effect to this transaction as these were purchased warrants rather than compensatory warrants.

In September 2003, the Company modified the terms of the outstanding warrants to purchase 20,000,000 shares of the Company's common stock. The warrants had an exercise price of $.20 per warrant and an expiration date of June 24, 2004. The exercise price has been lowered to $.10 per share until December 31, 2003. The Company could extend the period in which the price reduction is in effect. There was no accounting effect of the modification for these purchased warrants.

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 6 - STOCKHOLDERS' DEFICIT (CONTINUED)

STOCK OPTION AND WARRANTS (CONTINUED)

A summary of outstanding options and warrants at December 31, 2003 are as follows:

                                    Shares Underlying     Range of Exercise      Remaining          Average
                                   Options and warrants         Prices        Contractual Life   Exercise Price
                                   --------------------   -----------------   ----------------   --------------
Outstanding at December 31, 2001          44,500,000       $0.01 - $0.50         1-5 years           $0.15
Granted                                    2,000,000               $0.10         0.5 years           $0.10
Exercised                                (2,832,366)               $0.10                 -           $0.10
Cancelled                                (2,000,000)               $0.10                 -           $0.10
                                   --------------------   -----------------   ----------------   --------------

Outstanding at December 31, 2002          41,667,634       $0.10 - $0.50         0-4 years           $0.16
Granted                                            -                   -                 -               -
Exercised                               (41,137,634)               $0.10                 -           $0.10
Cancelled                                          -                   -                 -               -
                                   --------------------   -----------------   ----------------   --------------

Outstanding at December 31, 2003             530,000         $0.10-$0.50         3.0 years           $0.28
                                   ====================   =================   ================   ==============

Weighted average fair value of warrants and options granted in 2003        $.00
                                                                           ====

The following table summarizes information about employee stock options and consultant warrants outstanding at December 31, 2003:

                Options and Warrants Outstanding                        Options and Warrants Exercisable
 -----------------------------------------------------------------      --------------------------------
                                         Weighted
                                         Average          Weighted                              Weighted
 Range of            Number             Remaining          Average            Number             Average
 Exercise        Outstanding at        Contractual        Exercise        Exercisable at        Exercise
  Price        December 31, 2003          Life             Price        December 31, 2003        Price
 --------      -----------------       -----------        --------      -----------------       --------
 $ 0.50             250,000            3.00 Years          $ 0.50             250,000            $ 0.50
   0.10             280,000            3.00 Years            0.10             280,000              0.10
               -----------------                          --------      -----------------       --------
                    530,000                                $ 0.28             530,000            $ 0.28
               =================                          ========      =================       ========

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 7 - INCOME TAXES

At December 31, 2003, the Company had net operating loss carry forwards of approximately $4,670,000 for income tax purposes, available to offset future taxable income expiring on various dates through 2023. Usage of the net operating losses may be limited due to the Company's change in ownership, which occurred in December 2001. The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2003 and 2002 (computed by applying the Federal Corporate tax rate of 34 percent to loss before taxes), as follows:

                                                          2003           2002
                                                          ----           ----

Computed "expected" tax expense (benefit) ........    $(1,248,967)    $  55,520
State income taxes ...............................       (151,395)       21,729
Other permanent differences ......................          6,800         8,713
Non-deductible impairment losses .................        201,485             -
Non-deductible stock based compensation ..........        104,787        27,210
Change in blended rate estimate ..................        (11,348)       42,118
Change in valuation allowance ....................      1,098,638      (155,290)
                                                      -----------     ---------
                                                      $         -     $       -
                                                      ===========     =========

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2003 are as follows:

                                                                  2003
                                                              -----------
Deferred tax assets:
Net operating loss carry forward .........................    $ 1,845,673
Allowance for doubtful accounts ..........................         20,247
                                                              -----------

Total gross deferred tax assets ..........................      1,865,920

Less valuation allowance .................................     (1,865,920)
                                                              -----------
Net deferred tax assets ..................................    $         -
                                                              ===========

The valuation allowance at December 31, 2003 was $1,865,920. The increase during 2003 was $1,098,637.

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

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 8 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

The Company leases its office facility under various non-cancelable operating leases payable in monthly installments. The Company's FHS subsidiary leases its office facility under a five-year non-cancelable operating lease payable in monthly installments commencing in October 2002. Rent expense for the years ended December 31, 2003 and 2002 was $446,829 and $230,761, respectively.

Future minimum lease payments as of December 31, 2003 are as follows:

         2004 ..............................  $  357,000
         2005 ..............................     293,000
         2006 ..............................     143,000
         2007 ..............................     134,000
         Thereafter ........................      99,000
                                              ----------

         Total future minimum lease payments  $1,026,000
                                              ==========

LITIGATION

The Company was party to a legal proceeding with its major creditor. An initial settlement was reached in December 2000. The Company renegotiated the terms of the settlement agreement and on August 13, 2001, the Company entered into a second settlement agreement relating to this legal action. The Company defaulted on this second settlement agreement and in October 2002 entered into a new settlement agreement with the major creditor and the litigation was dismissed. Through the date of the report, the Company has been making the scheduled payments under this agreement. As of December 31, 2003, principal and accrued interest amounting to $132,293 is included in the accompanying consolidated financial statements as a loan payable (see Note 4).

Three former employees of the Company's subsidiary, FHS, have claimed they are owed $54,608 in reimbursable expenses. The Company disputes such claims but has conservatively accrued the amount in accounts payable.

The Company is involved in various claims and legal proceedings brought against the Company arising in the normal course of business. The Company has accrued estimated amounts related to these matters and do not believe that the ultimate outcome will have a materially adverse effect on the Company's financial position, results of operations, or liquidity.

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

INSTALLMENT AGREEMENT WITH INTERNAL REVENUE SERVICE

The Company entered into an installment agreement with the U.S. Internal Revenue Service (IRS) in October 2002 relating to unpaid payroll taxes. In connection with this installment agreement, the Company paid $48,000 in November 2002 and will make monthly payments of $12,000 until the balance is paid in full. In event of default, the IRS has the right to file a notice of Federal tax lien. At December 31, 2003, accrued payroll taxes and estimated accrued interest and penalties aggregated $1,538,609.

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

In addition to the annual salary, the President was issued 6,600,000 shares of the Company's common stock, subject to certain restrictions and contingencies (see Note 6). At December 31, 2002, the contingency was satisfied and the restriction has lapsed. Subject to the prior approval of the Company, the President will also be entitled to such other bonuses based upon the Company's performance as determined in the sole and absolute discretion of the Company; will be offered health insurance coverage at no cost to the President; be entitled to participate in such employee benefit programs as are offered by the Company to other employees; be entitled to an annual paid vacation of three weeks per year plus five personal days per year, and any vacation time not used may be accrued to the following year if the President remains employed with the Company.

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

On October 3, 2002, the Company's FHS subsidiary entered into an employment agreement with its Director of Marketing and Business Development. The term of the agreement is for three years with a base salary of $102,000 and will increase to $135,000 for the remaining two years of the agreement if the Company achieves certain benchmarks. Additionally, this individual will be entitled to a bonus of $13,000 by September 2003 if the Company achieves certain pro forma income objectives. Additionally, the employee shall be entitled to a 13.33% ownership interest in FHS if the employee meets certain financial results as outlined in the agreement. This employment agreement was terminated in 2003 (See
Note 8 - Litigation).

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

On October 3, 2002, the Company's FHS subsidiary entered into an employment agreement with its Director of Industrial Programs/Business Development. The term of the agreement is for three years with a base salary of $102,000 and will increase to $135,000 for the remaining two years of the agreement if the Company achieves certain benchmarks. The Company has also agreed to pay unpaid and accrued back wages and expenses of approximately $17,000. Additionally, this individual will be entitled to a bonus of $13,000 by September 2003 if the Company achieves certain pro forma income objectives. Additionally, the employee shall be entitled to a 13.33% ownership interest in FHS if the employee meets certain financial results as outlined in the agreement. This employment agreement was terminated in 2003 (See Note 8 - Litigation).

On October 3, 2002, the Company's FHS subsidiary entered into an employment agreement with its Director of Network Operations and Business Development. The term of the agreement is for three years with a base salary of $102,000 and will increase to $135,000 for the remaining two years of the agreement if the Company achieves certain benchmarks. Additionally, this individual will be entitled to a bonus of $13,000 by September 2003 if the Company achieves certain pro forma income objectives. Additionally, the employee shall be entitled to a 13.33% ownership interest in FHS if the employee meets certain financial results as outlined in the agreement. This employment agreement was terminated in 2003 (See
Note 8 - Litigation).

NOTE 9 - CONCENTRATIONS

CUSTOMER SALES AND ACCOUNTS RECEIVABLE

The Company sells its services predominantly within Palm Beach, Dade and Broward Counties, Florida. The Company performs ongoing credit evaluations of its customers' financial conditions and, generally, requires no collateral from its customers. The Company's three largest customers accounted for approximately 19% and 81% of sales and approximately 52% and 22% of accounts receivable for the periods ended December 31, 2003 and 2002, respectively.

NOTE 10 - MANAGEMENT'S CONSIDERATION OF GOING CONCERN MATTERS

As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $1,900,961 at December 31, 2003, and has an accumulated deficit of $6,413,941. The ability of the Company to continue as a going concern is dependent on the continuation of profitable operations, its ability to maintain positive cash flows from operations, and the obtaining additional equity and/or debt financing to pay off outstanding debt obligations and unpaid payroll taxes.

There can be no assurance that the Company's efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. No estimate has been made should management's plan be unsuccessful.

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 11 - SEGMENT INFORMATION

In fiscal 2003 and 2002, the Company operates in two reportable business segments - (1) healthcare transaction management and technology services and (2) physical therapy and rehabilitation services. The healthcare transaction management and technology services segment provides the healthcare industry with a combination of administrative services and technology development, including but not limited to physicians practice management, billing and collections, network services and software application development. The physical therapy and rehabilitation services segment operates multi-disciplinary clinics offering physical therapy, occupational medicine, pain management, chiropractic care and wellness services. The Company's reportable segments are strategic business units that offer different products, which compliment each other. They are managed separately based on the fundamental differences in their operations.

Information with respect to these reportable business segments for the years ended December 31, 2003 and 2002 is as follows.

                                                    For the           For the
                                                  Year Ended        Year Ended
                                                  December 31,      December 31,
                                                      2003              2002
                                                  ------------      ------------
                              NET REVENUES:
                     Healthcare Transaction
                  Management and Technology ..... $ 2,684,452        $3,145,504
        Physical Therapy and Rehabilitation .....     643,400            74,600
                                                  -----------        ----------
                   Consolidated Net Revenue .....   3,327,852         3,220,104

                        OPERATING EXPENSES:
                     Healthcare Transaction
                  Management and Technology .....   5,384,478         2,640,939
        Physical Therapy and Rehabilitation .....   1,014,811           158,841

                              DEPRECIATION:
                     Healthcare Transaction
                  Management and Technology .....     162,307           115,138
        Physical Therapy and Rehabilitation .....      10,067               688

                          INTEREST EXPENSE:
                     Healthcare Transaction
                  Management and Technology .....     350,247           430,867
        Physical Therapy and Rehabilitation .....       4,505                 -

                             INCOME (LOSS):
                     Healthcare Transaction
                  Management and Technology ..... $(3,212,580)       $  248,222
        Physical Therapy and Rehabilitation .....    (385,983)          (84,929)
                                                  -----------        ----------
                          NET INCOME( LOSS) ..... $(3,598,563)       $  163,293
                                                  ===========        ==========
TOTAL ASSETS AT DECEMBER 31, 2003 AND 2002:
                     Healthcare Transaction
                  Management and Technology ..... $ 1,373,809        $  397,297
        Physical Therapy and Rehabilitation .....     130,379           178,821
                                                  -----------        ----------
                   Consolidated Asset Total ..... $ 1,504,188        $  573,118
                                                  ===========        ==========

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE 12 - SUBSEQUENT EVENTS

Subsequent to December 31, 2003, the Company issued 2,880,000 shares of common stock for net proceeds of $144,000.

On January 29, 2004, the Company signed a promissory note with a shareholder for $200,000. This note provides for 7.5% interest, a maturity date of January 31, 2005 and is unsecured. The note is convertible to common stock. The conversion price is at 25% of the offering price any offering by the Company.

On February 17, 2004, the Company's board of directors adopted an article of amendment for 1,000,000 shares of the 5,000,000 shares of preferred stock designating it as Series B 8% Convertible Preferred Stock or Series B preferred stock. The holder of shares of the Series B preferred stock will be entitled to all dividends declared by the board of directors at a rate of $80.00 per share per annum. Dividends are not cumulative and will not accrue. The holder will be entitled to convert each share of Series B preferred stock for 2,000 shares of common stock, subject to adjustment upon the occurrence of certain limited events as specified in the articles of amendment. Each share will be entitled to a liquidation preference of $1,000.00 per share plus any declared but unpaid dividend. The Series B preferred stock will have voting rights as if converted into common stock and will vote as a class with the common stock on all matters. Certain protective provisions apply that limits the Company's authority to a) issue new classes of capital stock senior to the series B preferred, and b) sell or merge the Company.

During February and March 2004, the Company completed a private placement to two accredited investors in which we issued an aggregate of 1,500 shares of Series B Preferred Stock convertible into 3,000,000 shares of common stock, warrants entitling the holders to purchase up to 1,500,000 shares of our common stock at an exercise price of $0.10 per share expiring on December 31, 2005. The Company agreed to file a registration statement with the SEC to permit the public resale of the shares of our common stock issuable upon the exercise of the warrants as soon as possible after the closing date of the transaction.

In March 2004, a shareholder of the Company agreed to convert accrued expenses of approximately $135,000 into a half unit of the private placement, with the remainder paid $10,000 per month until paid in full. The half unit represents 500 shares of Series B Preferred Stock and 500,000 warrants to purchase common stock at an exercise price of $.10 per share.

On March 14, 2004, the Company signed a promissory note with a shareholder for $174,000 which converted to a note payable amounts due to this shareholder of approximately $69,000 and additional borrowing of $105,000. The note provides for 8% interest, a maturity date of March 12, 2005 and a security interest in all of the Company's assets. The Company is required to provide the holder with 90 days' notice of any prepayment, although there is no prepayment penalty. The note is convertible to common stock. The conversion price is the lowest of $.035, 70% of the closing bid price on the date of conversion or 70% of the offering price any offering by the Company until March 2005. The Company agreed to include the shares issuable upon the exercise of this note in this registration statement.