Form 10QSB
period 2004-03-31
IBX GROUP INC
filed 2004-05-26
CIK 1113677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               March 31, 2004
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 12, 2004: 96,007,877 shares of common stock, $.005 par value per share.

                        IBX GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2004
                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet (Unaudited)
        March 31, 2004.........................................................3

      Consolidated Statements of Operations (Unaudited)
        For the Three Months Ended March 31, 2004 and 2003.....................4

      Consolidated Statements of Cash Flows (Unaudited)
        For the Three Months Ended March 31, 2004 and 2003.....................5

      Notes to Consolidated Financial Statements (Unaudited)................6-14

      Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................15-21

      Item 3 - Control and Procedures.........................................21


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................22

      Item 2 - Changes in Securities and Use of Proceeds......................22

      Item 4 - Submission of Matters to a Vote of Security Holders............22

      Item 5 - Other Information..............................................22

      Item 6 - Exhibits and Reports on Form 8-K...............................22

      Signatures..............................................................23

                            IBX GROUP, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET
                                     March 31, 2004
                                      (Unaudited)

                                         Assets
Current assets:
  Cash ..................................................................  $     6,230
  Restricted cash .......................................................      438,696
  Accounts receivable, net of allowance for doubtful accounts of $258,612      365,295
  Deferred consulting expense ...........................................      371,217
  Other current assets ..................................................      111,509
                                                                           -----------

    Total current assets ................................................    1,292,947
                                                                           -----------

Property and equipment, net .............................................      263,949
                                                                           -----------

Other assets:
  Intangible assets, net ................................................          879
  Other .................................................................      219,200
                                                                           -----------

    Total other assets ..................................................      220,079
                                                                           -----------

    Total assets ........................................................  $ 1,776,975
                                                                           ===========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Note payable, current maturities ......................................  $   674,503
  Checks outstanding in excess of bank balances .........................      201,855
  Accounts payable ......................................................      589,865
  Accrued expenses ......................................................      493,999
  Payroll taxes payable .................................................    1,655,478
  Deferred revenue ......................................................        4,063
  Due to related party ..................................................      114,847
                                                                           -----------

    Total current liabilities ...........................................    3,734,610
                                                                           -----------

Long-term debt:
  Debentures payable ....................................................      501,372
                                                                           -----------

Commitments and contingencies

Stockholders' deficit:
  Preferred Stock ($0.005 par value; 3,700,000 authorized shares;
   none issued and outstanding) .........................................            -
  Class A Non-voting Convertible Preferred Stock ($0.005 par value;
    300,000 authorized shares; 57,000 shares issued and outstanding) ....          165
  Series B Convertible Preferred Stock ($0.005 par value;
    1,000,000 authorized shares; 1,200 shares issued and outstanding) ...            6
  Common stock ($0.005 par value; 100,000,000 authorized shares;
    96,007,877 shares issued and outstanding) ...........................      480,040
  Common stock issuable (2,100 shares) ..................................           10
  Additional paid-in capital ............................................    6,274,398
  Accumulated deficit ...................................................   (8,145,827)
  Less: Stock subscription receivable ...................................      (90,000)
  Less: Deferred compensation and consulting ............................     (977,799)
                                                                           -----------

    Total stockholders' deficit .........................................   (2,459,007)
                                                                           -----------

    Total liabilities and stockholders' deficit .........................  $ 1,776,975
                                                                           ===========

              See accompanying notes to consolidated financial statements.
                                          -3-

                        IBX GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       For the Three Months
                                                          Ended March 31,
                                                    ---------------------------
                                                        2004           2003
                                                    ------------   ------------

REVENUES .........................................  $    326,499   $  1,225,811
                                                    ------------   ------------


OPERATING EXPENSES:
    Salaries and payroll taxes ...................       606,428        443,311
    Depreciation and amortization ................        38,168         33,547
    Consulting fees ..............................        11,983              -
    Professional fees ............................        85,581         94,055
    Rent .........................................       103,478        106,809
    Bad debt expense .............................       220,000              -
    Other selling, general and administrative ....       382,969        495,000
                                                    ------------   ------------

        Total Operating Expenses .................     1,448,607      1,172,722
                                                    ------------   ------------

INCOME (LOSS) FROM OPERATIONS ....................    (1,122,108)        53,089
                                                    ------------   ------------

OTHER INCOME (EXPENSES):
    Settlement expense ...........................             -              -
    Interest expense .............................      (609,778)       (18,705)
                                                    ------------   ------------

        Total Other Income (Expenses) ............      (609,778)       (18,705)
                                                    ------------   ------------

NET INCOME (LOSS) ................................  $ (1,731,886)  $     34,384
                                                    ============   ============

EARNING (LOSS) PER SHARE:
      Net Income (Loss) Per Common Share - Basic .  $      (0.03)  $       0.00
                                                    ============   ============
      Net Income (Loss) Per Common Share - Diluted  $      (0.03)  $       0.00
                                                    ============   ============

      Weighted Common Shares Outstanding - Basic .    60,604,049     44,869,243
                                                    ============   ============
      Weighted Common Shares Outstanding - Diluted    60,604,049     61,298,357
                                                    ============   ============

           See accompanying note to consolidated financial statements.

                            IBX GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                                               For the Three Months
                                                                  Ended March 31,
                                                             -------------------------
                                                                 2004          2003
                                                             -----------   -----------
Cash flows from operating activities:
  Net (loss) income .......................................  $(1,731,886)  $    34,384
  Adjustments to reconcile net (loss) income to
   net cash used in operating activities:
    Depreciation and amortization .........................       38,168        33,547
    Stock based compensation ..............................       10,538       181,004
    Amortization of debt discount .........................        3,637             -
    Beneficial interest on debentures payable .............      547,784             -
    Allowance for doubtful accounts .......................      207,354             -
    Bad debt recovery .....................................            -       (10,503)
    (Increase) decrease in:
      Accounts receivable .................................      (30,957)     (468,705)
      Deferred consulting expense .........................        1,345             -
      Other current assets ................................      (12,933)      (31,784)
      Other ...............................................      (17,963)            -

    Increase (decrease) in:
      Accounts payable ....................................      158,594        85,225
      Accrued expenses ....................................      (59,607)      (29,366)
      Payroll taxes payable ...............................      116,870        77,360
      Customer deposits ...................................            -      (185,925)
      Deferred revenue ....................................      (10,404)      (62,500)
                                                             -----------   -----------

Net cash (used in) provided by operating activities .......     (779,460)     (377,263)
                                                             -----------   -----------

Cash flows from investing activities:
  Increase in restricted cash .............................         (605)            -
  Purchase of property and equipment ......................      (10,894)      (88,876)
                                                             -----------   -----------

Net cash used in investing activities .....................      (11,499)      (88,876)
                                                             -----------   -----------

Cash flows from financing activities:
  Proceeds from exercise of stock warrants ................            -       529,500
  Proceeds from sale of common stock ......................      119,000             -
  Proceeds from sale of preferred stock ...................            -       100,000
  Checks outstanding in excess of bank balances ...........      159,531        60,596
  Payments on loans .......................................      (69,268)     (100,771)
  Proceeds from loans .....................................      125,000             -
  Proceeds from debentures payable ........................      150,000             -
  Proceeds from (payments on) advances from related party .      190,793             -
                                                             -----------   -----------

Net cash provided by financing activities .................      775,056       489,325
                                                             -----------   -----------

Net (decrease) increase in cash ...........................      (15,903)       23,186

Cash at beginning of year .................................       22,133        23,304
                                                             -----------   -----------

Cash at end of period .....................................  $     6,230   $    46,490
                                                             ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest ................................................  $         -   $         -
                                                             ===========   ===========
  Income Taxes ............................................  $         -   $         -
                                                             ===========   ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Accrued expenses reclassified to debt ...................  $   101,438   $         -
                                                             ===========   ===========
  Preferred shares issued for debt ........................  $    25,000   $         -
                                                             ===========   ===========

              See accompanying notes to consolidated financial statements.
                                          -5-

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (UNAUDITED)

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

All of the shares and assets of the Company's primary operating subsidiary have been pledged to secure a loan obligation to a creditor. Two of the Company's primary officers have also pledged the shares of the Company owned by them. The parties entered into an amended settlement agreement effective November 7, 2002 whereby the creditor agreed to dismiss his action against the Company. Pursuant to the terms of the Agreement, the Company is obligated to make certain monthly payments, all of which have been made to date. Mr. Dudziak, the creditor, pursuant to the settlement agreement, has a lien and perfected security interest on all of the assets of IBX Technologies, Inc., which is IBX's primary operating subsidiary and on shares of IBX common stock owned by Evan Brovenick and David Blechman. As of March 31, 2004, approximately $66,000 was outstanding on the loan. Failure to comply with the terms and conditions of the loan documents could result in a default and the transfer of these assets and shares to the lender.

The consolidated statements include the accounts of IBX Group, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and consolidated operating results for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements of IBX Group, Inc. for the year ended December 31, 2003 and 2002 and notes thereto contained in the Report on Form 10-KSB for the year ended December 31, 2003 as filed with the SEC . The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results for the full fiscal year ending December 31, 2004.

The Company follows the guidance of the Securities and Exchange Commision's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF NEW ACCOUNTING POLICIES
         (CONTINUED)

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

The Company's FHS subsidiary primarily acts as a referral network for physical therapy patients who are referred by insurance carriers. Revenue from providing physical therapy services was recognized upon completion of the patient services and was recorded net of amounts due to service providers for the fiscal year ended December 31, 2002. In 2003, the Company re-evaluated this revenue recognition policy of the FHS subsidiary and determined that it qualifies for the use of the Gross Method under EITF 99-19, "Recording Revenues Gross as a Principal versus Net as an Agent". The cumulative effect of the change in accounting principal was not material. Revenues from providing medical staffing application services will be recognized as services are provided. Customer prepayments from outsourced legal compliance services are deferred and recognized as earned over the service period.
..
Basic earnings per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. At March 31, 2004, there were options and warrants to purchase 42,105,000 shares of common stock, which could potentially dilute future earnings per share.

Intangible assets, if any, consist of acquired goodwill, and acquired customer lists. Goodwill and other intangible assets are considered to have an indefinite life pursuant to SFAS 142 and accordingly are not amortized until their useful life is determined to be no longer indefinite. The Company evaluates the remaining useful life of intangible assets that are not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, the asset is tested for impairment in accordance with SFAS144. That intangible asset shall then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. Other intangible assets are amortized over a three to ten year term. At December 31, 2003, substantially all of the intangible assets were impaired and charged to operations. Amortizable intangibles are also evaluated periodically for impairment. The amortization expense in the three month periods ended March 31, 2004 was $106 compared to $0, respectively, for the same periods in 2003.

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004
                                   (UNAUDITED)

NOTE 2 - LOAN PAYABLE

The Company's borrowings consisted of the following at March 31, 2004:

Loan payable to an individual, payable in various installments. The loan payable includes accrued interest and is collateralized by all of the assets of one of the Company's subsidiaries and outstanding common shares of the Company held by certain guarantors. See (a)
below. ............................................................   $  65,736

Loan payable to an individual, payable on March 12, 2005. The loan payable includes accrued interest at 8% per annum, is
collateralized by all of the assets of the Company, and in
convertible into common shares. See (b) below. ....................     174,000

Line of credit agreement with a financial institution. The Company can borrow up to $425,000. Interest is payable on the outstanding principal balance by adding the prevailing base loan rate charged by the financial institution and the sliding scale percentage rate, determined by the level of the daily net loan balance ranging from
2.5% to .75% over the base loan rate ( 5.375% at March 31, 2004).
The loan is collateralized by restricted cash and is payable on
demand. See (c) below. ............................................     422,267

Loan payable to an individual, payable on demand. The loan payable
bears interest at 18% per annum and is unsecured. .................      12,500
                                                                      ---------
                                                                        674,503

Less: Current portion of loans payable ............................    (674,503)
                                                                      ---------
Total .............................................................   $       -
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

(b) On March 14, 2004, the Company signed a promissory note with a shareholder for $174,000, which converted to a note payable amounts due to this shareholder of approximately $69,000 and additional borrowing of $105,000. The note provides for 8% interest, a maturity date of March 12, 2005 and a security interest in all of the Company's assets. The Company is required to provide the holder with 90 days' notice of any prepayment, although there is no prepayment penalty. The note is convertible to common stock. The conversion price is the lowest of $.035, 70% of the closing bid price on the date of conversion or 70% of

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004
                                   (UNAUDITED)

NOTE 2 - LOAN PAYABLE (CONTINUED)

         the offering price any offering by the Company until March 2005. The Company agreed to include the shares issuable upon the exercise of this note in this registration statement. Additionally, the note contained a requirement that the funds of the loan were to be used to pay down certain loans and trade payables and that the Company was to supply written verification to the satisfaction of the note holder by March 31, 2004. Since the Company failed to supply this verification, the Company is obligated to issue twice as many shares as would have been issuable when and if the holder converts. In connection with this penalty provision, the Company recorded a penalty expense of $248,571, which has been included in interest expense for the three months ended March 31, 2004. Pursuant to EITF Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF Issue No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the convertible note contains an imbedded beneficial conversion feature since the fair market value of the common stock exceeds the most beneficial exercise price on the debenture Issuance Date. This beneficial conversion value was computed by the Company as $174,000. Since the conversion feature is exercisable immediately, the $174,000 was recognized as interest expense during the three months ended March 31, 2004.

(c) The Company maintains restricted cash in a brokerage account that is collateral for this line of credit and shown as restricted cash on the accompanying balance sheet.

NOTE 3 - DEBENTURES PAYABLE

On February 19, 2004, the Company entered into a Securities Purchase Agreement to issue and sell 7.5% convertible debentures, in the aggregate amount of $200,000, convertible into shares of common stock of the Company. As of March 31, 2004, $150,000 in convertible debentures was issued Investors. The holders of this debt have the right to convert all or any amount of this debenture into fully paid and non-assessable shares of common stock at the conversion price with the limitation that any debenture holder may not convert any amount of the debentures if after conversion that debenture holder would beneficially hold more than 4.99% of the total outstanding common stock of the Company. The conversion price generally is the lesser of (i) 65% of the average of the three lowest closing bid prices of the common stock during the five trading days immediately prior to the conversion date or (ii) $.08. Interest is payable at the conversion date, in cash or in shares of common stock, at the option of the Company. The convertible debentures mature three years from the debenture issuance date. The Company recorded an imbedded beneficial conversion amount of $80,769 as interest expense on February 19, 2004 since the debentures were immediately convertible.

In connection with these convertible debentures issued, warrants to purchase 375,000 common shares were issued to the holders at an exercise price per share of $0.05. The warrants are exercisable immediately and expires on March 15, 2007. These warrants were treated as a discount on the convertible debenture and in 2004 were valued at $16,765 under SFAS No.123 using the Black-Scholes option-pricing model to be amortized over the debenture term. Amortization expense for the three months ended March 31, 2004 was $1,947 and is included in interest expense.

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004
                                   (UNAUDITED)

NOTE 3 - DEBENTURES PAYABLE (CONTINUED)

On March 29, 2004, the Company entered into Securities Purchase Agreements to issue and sell 7.5% convertible debentures, in the aggregate amount of $400,000, convertible into shares of common stock of the Company. As of March 31, 2004, $400,000 in convertible debentures was issued to consultants. The holders of this debt have the right to convert all or any amount of this debenture into fully paid and non-assessable shares of common stock at the conversion price with the limitation that any debenture holder may not convert any amount of the debentures if after conversion that debenture holder would beneficially hold more than 4.99% of the total outstanding common stock of the Company. The conversion price generally is the lesser of (i) 90% of the average of the three lowest closing bid prices of the common stock during the five trading days immediately prior to the conversion date or (ii) $.08. Interest is payable at the conversion date, in cash or in shares of common stock, at the option of the Company. The Company recorded an imbedded beneficial conversion amount of $44,444 as interest expense on March 29, 2004 since the debentures were immediately convertible.

NOTE 4 - RELATED PARTY TRANSACTIONS

Certain officers/shareholders of the Company from time to time advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. These advances are subordinated to the loan payable (see Note 2). At March 31, 2004, amounts owed to officers amounted to $114,847.

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

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004
                                   (UNAUDITED)

NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock

In August 2002, the Company designated 300,000 shares of its authorized preferred stock as Class A Non-Voting Convertible Preferred Stock ("Class A Preferred"). Each share of Class A Preferred is convertible into 100 shares of common stock. A holder of Class A Preferred may not convert shares if such conversion would result in such holder owning in excess of 4.9% of the Company's common stock. At such time, 80,000 shares of Class A Preferred were issued in exchange for 8,000,000 shares of common stock held by one entity. Through March 31, 2004, the Class A preferred shareholder converted 47,000 Class A preferred shares into 4,700,000 shares of common stock.

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

During February 2004, the Company had a private placement to five accredited investors in which the Company issued an aggregate of 1,000 shares of Series B Preferred Stock convertible into 2,000,000 shares of common stock, warrants entitling the holders to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.10 per share expiring on December 31, 2005 for proceeds of $100,000. Additionally, the Company issued 250 shares of Series B Preferred Stock convertible into 500,000 shares of common stock, warrants entitling the holders to purchase up to 250,000 shares of our common stock at an exercise price of $0.10 per share expiring on December 31, 2005 in exchange for debt amounting to $25,000.

Common Stock

In January 2004, the Company issued 2,380,000 shares of common stock for net proceeds of $119,000 or $0.05 per share.

In connection with a securities purchase agreement (see note 3), the Company issued 500,000 shares of common stock. The shares were value at the quoted trading price on the date of the securities purchase agreement of $35,500. The $35,500 was treated as a discount on the convertible debenture and is being amortized into interest expense over the debenture term.

During the three months ended March 31, 2004, the Class A preferred shareholder converted 24,000 Class A preferred shares into 2,400,000 shares of common stock.

During the three months ended March 31. 2004, the Company cancelled 2,000 shares of common stock previously issued.

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004
                                   (UNAUDITED)

NOTE 6 - STOCKHOLDERS' DEFICIT (CONTINUED)

In connection with the issuance Series B convertible preferred stock, the Company granted 1,250,000 common stock warrants to purchase 1,250,000 shares of the Company's common stock at $.10 per share. The warrants expire in December 31, 2005.

A summary of outstanding options and warrants at March 31, 2004 are as follows:

                                  Shares Underlying       Range of         Remaining         Average
                                 Options and warrants  Exercise Prices  Contractual Life  Exercise Price
                                 --------------------  ---------------  ----------------  --------------
Outstanding at December 31, 2003         530,000        $0.10 - $0.50      2.75 years          $0.28
Granted .........................     41,575,000        $0.05 - $0.10      2.0  years           0.10
Exercised .......................              -              -                -                 -
Cancelled .......................              -              -                -                 -
                                      ----------        -------------      ----------          -----

Outstanding at March 31, 2004 ...     42,105,000        $0.05 - $0.50      2.0  years          $0.10
                                      ==========        =============      ==========          =====

Weighted average fair value of warrants and options
granted during fiscal 2004 ........................         $0.10
                                                            =====

The following table summarizes information about employee stock options and consultant warrants outstanding at March 31, 2004:

                                                         Options and Warrants
          Options and Warrants Outstanding                    Exercisable
 --------------------------------------------------    -------------------------
                              Weighted
                               Average     Weighted                     Weighted
 Range of       Number        Remaining     Average        Number        Average
 Exercise   Outstanding at   Contractual   Exercise    Exercisable at   Exercise
   Price    March 31, 2004       Life        Price     March 31, 2004     Price
 --------   --------------   -----------   --------    --------------   --------
  $ 0.50         250,000     3.00 Years     $ 0.50          250,000      $ 0.50
    0.10      41,480,000     2.00 Years       0.10       41,480,000        0.10
    0.05         375,000     2.00 years       0.05          375,000        0.05
            --------------                 --------    --------------   --------
              42,105,000                    $ 0.10       42,105,000      $ 0.10
            ==============                 ========    ==============   ========

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004
                                   (UNAUDITED)

NOTE 7 - SEGMENT INFORMATION

For the three months ended March 31, 2004, the Company operated in two reportable business segments - (1) healthcare transaction management and technology services and (2) physical therapy and rehabilitation services. The healthcare transaction management and technology services segment provides the healthcare industry with a combination of administrative services and technology development, including but not limited to physicians practice management, billing and collections, network services, transcription services, staffing solutions, and software application development. The physical therapy and rehabilitation services segment operates multi-disciplinary clinics offering physical therapy, occupational medicine, pain management, chiropractic care and wellness services. The Company's reportable segments are strategic business units that offer different products, which compliment each other. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the three months ended March 31, 2004 and 2003 is as follows.

                                                FOR THE THREE     FOR THE THREE
                                                 MONTHS ENDED      MONTHS ENDED
                                                MARCH 31, 2004    MARCH 31, 2003

                               NET REVENUES:
                      Healthcare Transaction
                   Management and Technology ... $   293,252       $ 1,013,984
         Physical Therapy and Rehabilitation ...      33,247           211,827

                    Consolidated Net Revenue ...     326,499         1,225,811

                         OPERATING EXPENSES:
                      Healthcare Transaction
                   Management and Technology ...   1,129,542           902,542
         Physical Therapy and Rehabilitation ...     280,897           236,633
              DEPRECIATION AND AMORTIZATION:
                      Healthcare Transaction
                   Management and Technology ...      34,718            31,280
         Physical Therapy and Rehabilitation ...       3,450             2,267
                           INTEREST EXPENSE:
                      Healthcare Transaction
                   Management and Technology ...     609,778            18,705
         Physical Therapy and Rehabilitation ...           -                 -
                              INCOME (LOSS):
                      Healthcare Transaction
                   Management and Technology ... $(1,480,786)      $    61,457
         Physical Therapy and Rehabilitation ...    (251,100)          (27,073)

                           NET INCOME( LOSS) ... $(1,731,886)      $    34,384

TOTAL ASSETS AT SEPTEMBER 30, 2003 AND 2002:
                      Healthcare Transaction
                   Management and Technology ... $ 1,667,050       $   793,202
         Physical Therapy and Rehabilitation ...     109,925           369,423

                    Consolidated Asset Total ... $ 1,776,975       $ 1,162,625

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004
                                   (UNAUDITED)

NOTE 8 - ACQUISITION

Effective February 20, 2004 the Company closed on the acquisition of all the membership units of South Florida Therapy I, LLC ("SFT") a company operating in the physical and respiratory therapy business. As part of the agreement, the Company will administer collections for all accounts receivable through February 20, 2004 on behalf of the sellers and receive a 10% fee of amounts collected. In addition, the Company will administer and collect future receivables on behalf of its wholly owned subsidiary for a 10% fee which would eliminate in consolidation. The purchase price was $1.00 plus 5% of future gross revenues collected of SFT through February 20, 2006. In addition, if the Company does not fund and maintain the SFT business through February 20, 2006, a termination payment of $50,000 will be due to the sellers.

The Company accounted for this acquisition using the purchase method of accounting, however, as there were no tangible assets or liabilities, and a nominal $1.00 purchase price, there was no accounting entry at the acquisition date.

In accordance with SFAS 141 "Business Combinations" the contingent consideration of 5% of future revenues collected will be recorded as a component of the purchase price as such amounts are determined in the future.

NOTE 9 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $2,441,663 at March 31, 2004, and has an accumulated deficit and stockholders' deficit of $8,145,827 and $2,459,007, respectively, and has cash used in operations of $779,460 for the three months ended March 31, 2004. The ability of the Company to continue as a going concern is dependent on achieving profitable operations, its ability to generate positive cash flows from operations, and the obtaining additional equity and/or debt financing to pay off outstanding debt obligations and unpaid payroll taxes. There can be no assurance that the Company's efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. No estimate has been made should management's plan be unsuccessful.

NOTE 10 - SUBSEQUENT EVENTS

The Company entered into a placement agency agreement with a third party agent. For services rendered under the Agency Agreement, the Company will pay a cash fee equal to 10% of the aggregate consideration received by the Company in the capital raise.

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

ORGANIZATION

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

CURRENT DEVELOPMENTS

On April 7, 2004 we announced that Florida HealthSource, our network of physical therapy, occupational therapy and rehabilitation centers throughout the state and a division of the Company, launched the Aevum HealthSource network, which will operate a physicians' network to provide patients with age-management and life-enhancement protocols and treatments. With the recent launch of our Aevum HealthSource network, a division of our Company, we have become positioned for major growth within the $17 billion anti-aging industry. The network will enable board-certified physicians to provide patients with age-management and life-enhancement protocols and treatments, and will be headquartered at our Florida HealthSource's flagship physical therapy and rehabilitation center in Boca Raton, Fla.

On April 27, 2004, we announced that we were retained by Beacon Business Finance, LLC to manage more than $9 million in accounts receivable from a defunct physical therapy and rehabilitation concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

REVENUES

For financial reporting purposes, iBX operated in two reportable business segments: healthcare transaction management and technology services; and physical therapy and rehabilitation services.

Revenues are generated from our administrative services (accounting, billing and collection, claims processing, information management, transcription and legal services) and from our business of providing physical therapy services to referred patients. Revenues for the three months ended March 31, 2004 were $326,499 as compared to revenues for the three months ended months ended March 31, 2003 of $1,225,811, a decrease of $899,312 or 73.4%. Revenues from our health transaction management and technology segment decreased to $293,252 for the three months ended March 31, 2004 as compared to $1,013,984 for the three months ended March 31, 2003, a decrease of $720,732. The decrease was attributable to a decrease in collections on behalf of customers under the Company's service contracts. Our collection rate has decreased as we wind up certain portfolios. With the addition of new portfolios, we expect our revenue to increase in the following quarters of 2004. Additionally, in June 2003, Hilco modified their service agreement with us. The modification of this agreement had an adverse effect on our revenues. Revenues from our physical therapy and rehabilitation services segment decreased to $33,247 for the three months ended March 31, 2004 as compared to $211,827 for the three months ended March 31, 2003, a decrease of $178,580. The decrease was attributable to a decrease the abandonment of our Jacksonville, Florida office, the closing of our Jacksonville clinic. For the three months ended March 31, 2004, revenues by segment consisted of the following.

                                                           2004          2003
                                                           ----          ----
Health transaction management and technology segment .. $ 293,252    $ 1,013,984
Physical therapy and rehabilitation services segment ..    33,247        211,827
                                                        ---------    -----------

Total revenues ........................................ $ 326,499    $ 1,225,811
                                                        =========    ===========

OPERATING EXPENSES

The Company's operating results for the quarter were materially impacted by the start-up costs for the several acquisitions that were consummated during 2003, including Florida HealthSource, IBX Transcription, NurseStat and MediCompliant, while the core business also recorded a loss due to expenses in closing the Jacksonville facility, marketing expenses, and non-cash charges due to the sale of debenture instruments and issuance of $400,000 of promissory notes for services and related 40,000,000 warrants for services. The Company expects that these new businesses will have substantially increased revenues and lower expenses in the latter part of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003 (CONTINUED)

Salaries and payroll taxes were $606,428 for the three months ended March 31, 2004 as compared to $443,311 for the three months ended March 31, 2003. Salaries, which consist of salaried and hourly employees, include staff used for our administrative services, our technical development staff, marketing staff and office personnel, and clinic staff. Overall, for the three months ended March 31, 2004, salary and payroll expenses increased by $163,117 or 37%. The increase is attributable to increased staff related to our physical therapy and rehabilitation segment and increased staff related to our acquisitions during the 2003 period of.

Depreciation and amortization expense for the three months ended March 31, 2004 was $38,168 as compared to $33,547 for the three months ended March 31, 2003 due to an increase in depreciable assets from additions primarily in the Company's subsidiary, FHS and NurseStat. We regularly review the carrying value of our assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable assets.

Consulting expense was $11,983 for the three months ended March 31, 2004 as compared to $0 for the three months ended March 31, 2003. During the three months ended March 31, 2004, we recorded non-cash consulting expense related to loan agreements $10,538.

Professional fees were $85,581 for the three months ended March 31, 2004 as compared to $94,055 for the three months ended March 31, 2003, a decrease of $8,474 or 9%.

Rent expense was $103,478 for the three months ended March 31, 2004 as compared to $106,809 for the three months ended March 31, 2003, a decrease of $3,331. Currently, we offset our rent expense by subleasing office space to certain entities on a month-to-month basis.

For the three months ended March 31, 2004, we recorded bad debt expense of $220,000 related to non-collectible receivables.

Other selling, general and administrative expenses, which include advertising, insurance, contract labor, consulting expense, travel and entertainment, telephone, and other expenses, were $382,969 for the three months ended March 31, 2004 as compared to $495,000 for the three months ended March 31, 2003. The decrease was primarily due to a decrease in outside services and other expenses due to cost cutting measures.

Interest expense was $609,778 for the three months ended March 31, 2004 as compared to $18,705 for the three months ended March 31, 2003. The increase was attributable to charges recorded due to the beneficial conversion of our notes payable and debentures payable and a default penalty of $248,571 on our $174,000 promissory note. Additionally, in 2004, we defaulted on our installment agreement with the U.S. Internal Revenue Service (IRS) relating to unpaid payroll taxes. In connection with this default, interest expense related to the unpaid payroll taxes was recorded.

As a result of these factors, we reported a net loss of $(1,731,886) or $(.03) per share for the three months ended March 31, 2004 as compared to net income of $34,384 or ($.00) per share for the three months ended March 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

During the first part of 2004, our overall performance continued to be hampered due to continuing inadequacy of funding to meet our needs to, among other things, ramp up sales and deploy our services. In 2003, we received approximately $3,088,428 in proceeds from the exercise of our warrants. During the three months ended march 31, 2004, we received proceeds of $119,000 from the sale of common stock and proceeds of $100,000 from the sale of series B preferred stock.. We are currently experiencing a cash shortage, which has effected our operations. Our ability to continue as a going concern is dependent upon our ability to attain a satisfactory level of profitability, have access to suitable financing, satisfy our contractual obligations with creditors on a timely basis and develop further revenue sources.

At March 31, 2004, we had a stockholders' deficit of $2,770,225. We have an accumulated deficit from losses of $8,627,986. Our operations during 2004 have been funded from loans from third parties amounting to $325,000 and from the sale of stock of $219,000. These funds were used for working capital and capital expenditures.

We entered into an installment agreement with the U.S. Internal Revenue Service in October 2002 relating to unpaid payroll taxes through June 2002, which requires us to pay $12,000 per month for 84 months. We have incurred additional payroll tax liabilities subsequent to June 30, 2002 which have been accrued on the accompanying balance sheet. We are currently in default on this agreement. Additionally, we have accrued penalties and interest on payroll tax liabilities incurred subsequent to June 30, 2002. At March 31, 2004, accrued payroll taxes aggregated $1,655,479.

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

Net cash used in operations during the three months ended March 31, 2004 was $779,460 as compared net cash used in operations of $377,263 for the months ended March 31, 2003. The increase in cash used was primarily a result of net losses for the three months ended March 31, 2004, increases in accounts receivable, increases in accounts payable, and the increase in payroll taxes payable and related interest.

Net cash used in investing activities during the three months ended March 31, 2004 was $11,499 relating to the purchase of property and equipment of $10,894 and an increase in restricted cash of $605 compared to net cash used in investing activities of $88,876 for the three months ended March 31, 2003 relating to the purchase of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2004 was $775,056 as compared to net cash provided by financing activities of $489,325 for the three months ended March 31, 2003. During the three months ended March 31, 2004, we received proceeds from the sale of common stock 0f $119,000, proceeds from the sale of series B preferred stock of $100,000, proceeds from increased loan borrowings of $275,000, proceed from advances from related parties of $190,793, and an increase in checks outstanding in excess of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

bank balances of $159,531, offset by loan repayments of $69,268. During the three months ended March 31, 2003, we received proceeds from the exercise of warrants of $529,500, and had an increase in checks outstanding in excess of bank balances of $60,596 offset by loan repayment of 100,771.

During 2003, we entered into a line of credit agreement with a financial institution pursuant to which we can borrow up to $425,000. Interest is payable on the outstanding principal balance by adding the prevailing base loan rate charged by the financial institution and the sliding scale percentage rate, determined by the level of the daily net loan balance ranging from 2.5% to .75% over the base loan rate. The loan is payable on demand at March 31, 2004 $422,267 was outstanding. The line is secured by US Treasury securities owned by iBX, which is reflected as retricted cash.

We are currently increasing our marketing efforts and sales force and are aggressively seeking new clients and new businesses that will increase our revenues. . We believe that our working capital will improve as our profitability improves and as we pay off certain debt settlements. Nevertheless, we can provide no assurance as to our future profitability or access to capital markets, or successful re-negotiation of existing debt.

We may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months. Our ability to continue as a going concern is dependent upon our ability to attain a satisfactory level of profitability, have access to suitable financing, satisfy our contractual obligations with creditors on a timely basis and develop further revenue sources.

In February 2004, we issued two convertible notes in the aggregate amount of $374,000. We also sold $100,000 of units consisting of shares of convertible preferred stock and warrants.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following tables summarize our contractual obligations and commercial commitments as of March 31, 2004:

  Significant Capital               Within                             After
  Obligations            Total      1 Year    2-3 Years   4-5 Years   5 Years
  -------------------   --------   --------   ---------   ---------   -------

  Capital Leases        $      -   $      -    $      -    $      -   $     -
  Operating Leases      $927,000   $357,000    $436,000    $134,000   $     -

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

REVENUE RECOGNITION

The Company follows the guidance of the Securities and Exchange Commision's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

Preferred Stock

During February 2004, the Company had a private placement to five accredited investors in which the Company issued an aggregate of 1,000 shares of Series B Preferred Stock convertible into 2,000,000 shares of common stock, warrants entitling the holders to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.10 per share expiring on December 31, 2005 for proceeds of $100,000.

Common Stock

In January 2004, we issued 2,380,000 shares of common stock for net proceeds of $119,000.

In connection with a securities purchase agreement (see note 3), the Company issued 500,000 shares of common stock. The shares were value at fair market value on the date of the securities purchase agreement of $35,500. The $35,500 was treated as a discount on the convertible debenture and is being amortized into interest expense over the debenture term.

During the three months ended March 31, 2004, the Class A preferred shareholder converted 24,000 Class A preferred shares into 2,400,000 shares of common stock.

During the three months ended March 31. 2004, the Company cancelled 2,000 shares of common stock previously issued.

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

                                            IBX GROUP, INC.


Dated:   May 25, 2004                   By: /s/ Evan Brovenick
                                            ----------------------------------
                                            Evan Brovenick,
                                            Chief Executive Officer, President
                                            and Director


Dated:   May 25, 2004                   By: /s/ Alvin Brovenick
                                            -------------------
                                            Alvin Brovenick
                                            Treasurer