Form 10QSB
period 2004-06-30
IBX GROUP INC
filed 2004-09-22
CIK 1113677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               June 30, 2004
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 16, 2004: 165,493,175 shares of common stock, $.005 par value per share.

                        IBX GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2004
                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet (Unaudited)
        June 30, 2004..........................................................3

      Consolidated Statements of Operations (Unaudited)
        For the Three and Six Months Ended June 30, 2004 and 2003..............4

      Consolidated Statements of Cash Flows (Unaudited)
        For the Six Months Ended June 30, 2004 and 2003........................5

      Notes to Consolidated Financial Statements (Unaudited)................6-17

      Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................18-24

      Item 3 - Control and Procedures.........................................25


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................25

      Item 2 - Changes in Securities and Use of Proceeds......................25

      Item 3 - Default upon Senior Securities.................................26

      Item 4 - Submission of Matters to a Vote of Security Holders............26

      Item 5 - Other Information..............................................27

      Item 6 - Exhibits and Reports on Form 8-K...............................27

      Signatures..............................................................28

                                        IBX GROUP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEET
                                                 JUNE 30, 2004
                                                  (UNAUDITED)
                                                     ASSETS
Current assets:
   Cash ....................................................................................       $     9,823
   Restricted cash .........................................................................           450,535
   Accounts receivable, net of allowance for doubtful accounts of $258,612 .................           143,165
   Other current assets ....................................................................            60,561
                                                                                                   -----------

     Total current assets ..................................................................           664,084
                                                                                                   -----------

Property and equipment, net ................................................................           238,179
                                                                                                   -----------
Other assets:
   Deferred consulting expense .............................................................           302,355
   Other ...................................................................................            39,104
                                                                                                   -----------

     Total other assets ....................................................................           341,459
                                                                                                   -----------

     Total assets ..........................................................................       $ 1,243,722
                                                                                                   ===========

                                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Note payable, current maturities ........................................................       $   784,622
   Checks outstanding in excess of bank balances ...........................................           260,172
   Accounts payable ........................................................................           853,095
   Accrued expenses ........................................................................           265,849
   Payroll taxes payable ...................................................................         1,880,993
   Due to related parties ..................................................................           120,878
                                                                                                   -----------

     Total current liabilities .............................................................         4,165,609
                                                                                                   -----------
Long-term debt:
   Convertible debentures payable. Net .....................................................           506,750
                                                                                                   -----------
Commitments and contingencies

Stockholders' deficit:
   Preferred Stock ($0.005 par value; 5,000,000 authorized shares;
     none issued and outstanding) ..........................................................                 -
   Class A Non-voting Convertible Preferred Stock ($0.005 par value;
     300,000 authorized shares; 33,000 shares issued and outstanding) ......................               165
   Series B Convertible Preferred Stock ($0.005 par value;
     1,000,000 authorized shares; 8,700 shares issued and outstanding) .....................                44
   Common stock ($0.005 par value; 500,000,000 authorized shares;
     120,437,877 shares issued and outstanding) ............................................           602,190
   Common stock issuable (382,053 shares) ..................................................             1,910
   Additional paid-in capital ..............................................................         6,811,779
   Accumulated deficit .....................................................................        (9,869,011)
   Less: Stock subscription receivable .....................................................           (90,000)
   Less: Deferred compensation and consulting ..............................................          (885,714)
                                                                                                   -----------

     Total stockholders' deficit ...........................................................        (3,428,637)
                                                                                                   -----------

     Total liabilities and stockholders' deficit ...........................................       $ 1,243,722
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

                                                      -3-

                                        IBX GROUP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)

                                                     For the Three Months Ended     For the Six Months Ended
                                                              June 30,                      June 30,
                                                    ----------------------------   ---------------------------
                                                         2004           2003           2004           2003
                                                    -------------   ------------   ------------   ------------
REVENUES .........................................  $      78,372   $    979,672   $    404,871   $  2,205,483
                                                    -------------   ------------   ------------   ------------


OPERATING EXPENSES:
    Salaries and payroll taxes ...................        411,799        576,783      1,018,227      1,020,094
    Depreciation and amortization ................         33,775         43,774         71,943         77,321
    Consulting fees ..............................         73,909              -         85,892              -
    Professional fees ............................         96,752         46,479        182,333        140,534
    Rent .........................................         80,439         81,141        183,917        187,950
    Bad debt expense .............................          3,735              -        223,735              -
    Other selling, general and administrative ....        919,490        503,465      1,302,459        998,465
                                                    -------------   ------------   ------------   ------------

        Total Operating Expenses .................      1,619,899      1,251,642      3,068,506      2,424,364
                                                    -------------   ------------   ------------   ------------

LOSS FROM OPERATIONS .............................     (1,541,527)      (271,970)    (2,663,635)      (218,881)
                                                    -------------   ------------   ------------   ------------

OTHER INCOME (EXPENSES):
    Interest expense .............................       (181,657)       (27,137)      (791,435)       (45,842)
                                                    -------------   ------------   ------------   ------------

        Total Other Income (Expenses) ............       (181,657)       (27,137)      (791,435)       (45,842)
                                                    -------------   ------------   ------------   ------------

NET LOSS .........................................  $  (1,723,184)  $   (299,107)  $ (3,455,070)  $   (264,723)
                                                    =============   ============   ============   ============

LOSS PER SHARE:
      Net Loss Per Common Share - Basic ..........  $       (0.02)  $       0.00   $      (0.03)  $       0.00
                                                    =============   ============   ============   ============
      Net Loss Per Common Share - Diluted ........  $       (0.02)  $       0.00   $      (0.03)  $       0.00
                                                    =============   ============   ============   ============

      Weighted Common Shares Outstanding - Basic .    105,698,209     46,646,743     99,379,467     45,762,903
                                                    =============   ============   ============   ============
      Weighted Common Shares Outstanding - Diluted    105,698,209     46,646,743     99,379,467     45,762,903
                                                    =============   ============   ============   ============

                          See accompanying note to consolidated financial statements.

                                                      -4-

                                        IBX GROUP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)

                                                                                      For the Six Months
                                                                                        Ended June 30,
                                                                                  ----------------------------
                                                                                      2004             2003
                                                                                  -----------      -----------
Cash flows from operating activities:
  Net loss ..................................................................     $(3,455,070)     $  (264,723)
  Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ............................................          71,943           77,321
   Stock-based compensation .................................................         595,693          193,383
   Interest expense on notes payable ........................................          43,262                -
   Amortization of debt discount ............................................          19,515                -
   Beneficial interest on debentures payable ................................         574,708                -
   Allowance for doubtful accounts ..........................................         207,354                -
   Bad debt recovery ........................................................               -          (10,503)
   (Increase) decrease in:
    Accounts receivable .....................................................         191,173         (481,209)
    Deferred consulting expense .............................................          70,207                -
    Other current assets ....................................................          38,015           (4,696)
    Other ...................................................................         (11,953)          (3,126)

   Increase (decrease) in:
    Accounts payable ........................................................         421,824          184,669
    Accrued expenses ........................................................          17,494           15,055
    Payroll taxes payable ...................................................         342,384          204,702
    Customer deposits .......................................................               -         (185,925)
    Deferred revenue ........................................................         (14,467)        (154,199)
                                                                                  -----------      -----------

Net cash used in operating activities .......................................        (887,918)        (429,251)
                                                                                  -----------      -----------

Cash flows from investing activities:
  Net Cash from acquisitions ................................................               -            3,108
  Increase in restricted cash ...............................................         (12,444)               -
  Purchase of property and equipment ........................................         (18,020)        (115,306)
                                                                                  -----------      -----------

Net cash used in investing activities .......................................         (30,464)        (112,198)
                                                                                  -----------      -----------

Cash flows from financing activities:
  Proceeds from exercise of stock warrants ..................................          60,975          826,900
  Proceeds from sale of common stock ........................................         119,000                -
  Proceeds from sale of preferred stock .....................................         100,000                -
  Checks outstanding in excess of bank balances .............................         217,848          (18,596)
  Payments on loans .........................................................         (75,688)        (235,036)
  Proceeds from loans .......................................................         162,523                -
  Proceeds from debentures payable ..........................................         200,000                -
  Proceeds from (payments on) advances from related parties .................         121,414             (454)
                                                                                  -----------      -----------

Net cash provided by financing activities ...................................         906,072          572,814
                                                                                  -----------      -----------

Net (decrease) increase in cash .............................................         (12,310)          31,365

Cash at beginning of year ...................................................          22,133           23,304
                                                                                  -----------      -----------

Cash at end of period .......................................................     $     9,823      $    54,669
                                                                                  ===========      ===========
                                                                                           continued
                          See accompanying notes to consolidated financial statements.

                                                      -5A-

                                        IBX GROUP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                  (continued)
                                                                                      For the Six Months
                                                                                        Ended June 30,
                                                                                  ----------------------------
                                                                                      2004             2003
                                                                                  -----------      -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest ..................................................................     $         -      $         -
                                                                                  ===========      ===========
  Income Taxes ..............................................................     $         -      $         -
                                                                                  ===========      ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Accrued expenses reclassified to debt .....................................     $   232,602      $         -
                                                                                  ===========      ===========
  Preferred shares issued for debt ..........................................     $    25,000      $         -
                                                                                  ===========      ===========
  Common stock issued for debt ..............................................     $    20,000      $         -
                                                                                  ===========      ===========
  Loans payable paid directly by realted parties ............................     $    75,410      $         -
                                                                                  ===========      ===========
  Debentures payable granted for deferred consulting ........................     $   372,562      $         -
                                                                                  ===========      ===========

                          See accompanying notes to consolidated financial statements.

                                                      -5B-

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (UNAUDITED)

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

All of the shares and assets of the Company's primary operating subsidiary have been pledged to secure a loan obligation to a creditor. Two of the Company's primary officers have also pledged the shares of the Company owned by them. The parties entered into an amended settlement agreement effective November 7, 2002 whereby the creditor agreed to dismiss his action against the Company. Pursuant to the terms of the Agreement, the Company is obligated to make certain monthly payments. Mr. Dudziak, the creditor, pursuant to the settlement agreement, has a lien and perfected security interest on all of the assets of IBX Technologies, Inc., which is IBX's primary operating subsidiary and on shares of IBX common stock owned by Evan Brovenick and David Blechman. As of June 30, 2004, approximately $32,000 was outstanding on the loan. Failure to comply with the terms and conditions of the loan documents could result in a default and the transfer of these assets and shares to the lender.

The consolidated statements include the accounts of IBX Group, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and consolidated operating results for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements of IBX Group, Inc. for the year ended December 31, 2003 and 2002 and notes thereto contained in the Report on Form 10-KSB for the year ended December 31, 2003 as filed with the SEC . The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results for the full fiscal year ending December 31, 2004.

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004
                                   (UNAUDITED)

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

The Company's FHS subsidiaries primarily act as a referral network for physical therapy patients who are referred by insurance carriers. The Company qualifies for the use of the Gross Method under EITF 99-19, "Recording Revenues Gross as a Principal versus Net as an Agent". Revenues from providing medical staffing application services will be recognized as services are provided.

Revenues from providing medical staffing application services will be recognized as services are provided.

Customer prepayments from outsourced legal compliance services are deferred and recognized as earned over the service period.

Basic earnings (loss) per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. At June 30, 2004, there were options and warrants to purchase 31,330,000 shares of common stock, which could potentially dilute future earnings per share.

Certain intangible assets, if any, are considered to have an indefinite life pursuant to SFAS 142 and accordingly are not amortized until their useful life is determined to be no longer indefinite. The Company evaluates the remaining useful life of intangible assets that are not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, the asset is tested for impairment in accordance with SFAS144. That intangible asset shall then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. At December 31, 2003, substantially all of the intangible assets were impaired and charged to operations. Amortizable intangibles are also evaluated periodically for impairment. The amortization expense in the six month periods ended June 30, 2004 was $985 compared to $0, respectively, for the same periods in 2003.

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004
                                   (UNAUDITED)

NOTE 2 - LOAN PAYABLE

The Company's borrowings consisted of the following at June 30, 2004:

Loan payable to an individual, payable in various installments. The loan payable includes accrued interest and is collateralized by all of the assets of one of the Company's subsidiaries and outstanding common shares of the Company held by certain guarantors. See (a)
below. ............................................................   $  32,196

Loan payable to an individual, payable on March 12, 2005. The loan payable includes accrued interest at 8% per annum, is
collateralized by all of the assets of the Company, and in
convertible into common shares. See (b) below. ....................     154,000

Note payable to an individual, payable on demand. The note payable is non-interest bearing, but interest is imputed at a rate of 10%
per annum and is unsecured. .......................................     135,926

Line of credit agreement with a financial institution. The Company can borrow up to $450,000. Interest is payable on the outstanding principal balance at the financial institution's prime rate (4.25%
at June 30, 2004) computed on the basis of a 360-day year. The loan is collateralized by restricted cash and is payable on demand. See
(c) below. ........................................................     450,000

Loan payable to an individual, payable on demand. The loan payable
bears interest at 18% per annum and is unsecured. .................      12,500
                                                                      ---------
                                                                        784,622

Less: Current portion of loans payable ............................    (784,622)
                                                                      ---------
Total .............................................................   $       -
                                                                      =========

(a) On October 8, 2002, the Company made a payment and renegotiated a note payable with an individual. Accordingly, the principal amount of such note was reduced to $692,497 as of October 28, 2002. The lender retroactively restated the per annum interest rate prior to October 8, 2002 from 25% to 15%. Furthermore, so long as the Company does not breach this agreement, effective October 8, 2002, the annual rate of interest was further reduced to 12.5% per annum. However, if the Company defaults on this agreement the loan will contingently revert to its previous outstanding balance on the date of this agreement with interest at 25% per annum. Certain shareholders of the Company's have pledged their shares of the Company owned by them and also personally guaranteed the note. As on the date of this report, the Company has not met its obligations under this revised agreement. Failure to comply with the terms and conditions of the loan documents could result in a default and the transfer of these assets and shares to the lender, however, as of June 30, 2004, this individual has not provided the Company with a notice of default.

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004
                                   (UNAUDITED)

NOTE 2 - LOAN PAYABLE (CONTINUED)

(b) On March 14, 2004, the Company signed a promissory note with a shareholder for $174,000, which converted to note payable amounts due to this shareholder of approximately $69,000 and additional borrowing of $105,000. The note provides for 8% interest, a maturity date of March 12, 2005 and a security interest in all of the Company's assets. The Company is required to provide the holder with 90 days' notice of any prepayment, although there is no prepayment penalty. The note is convertible to common stock. The conversion price is the lowest of $.035, 70% of the closing bid price on the date of conversion or 70% of the offering price any offering by the Company until March 2005. The Company agreed to include the shares issuable upon the exercise of this note in a registration statement. Additionally, the note contained a requirement that the funds of the loan were to be used to pay down certain loans and trade payables and that the Company was to supply written verification to the satisfaction of the note holder by March 31, 2004. Since the Company failed to supply this verification, the Company is obligated to issue twice as many shares as would have been issuable when and if the holder converts. In connection with this penalty provision, the Company recorded a penalty expense of $248,571, which has been included in interest expense for the six months ended June 30, 2004. Pursuant to EITF Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF Issue No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the convertible note contains an imbedded beneficial conversion feature since the fair market value of the common stock exceeds the most beneficial exercise price on the debenture Issuance Date. This beneficial conversion value was computed by the Company as $174,000. Since the conversion feature is exercisable immediately, the $174,000 was recognized as interest expense during the six months ended June 30, 2004. On May 13, 2004, $20,000 of principal balance was converted into 10,000,000 shares of common stock (See Note 6).

(c) The Company maintains restricted cash in a brokerage account that is collateral for this line of credit and shown as restricted cash on the accompanying consolidated balance sheet.

NOTE 3 - DEBENTURES PAYABLE

On February 19, 2004, the Company entered into a Securities Purchase Agreement to issue and sell 7.5% convertible debentures, in the aggregate amount of $200,000, convertible into shares of common stock of the Company. As of June 30, 2004, $200,000 in convertible debentures were issued Investors. The holders of this debt have the right to convert all or any amount of this debenture into fully paid and non-assessable shares of common stock at the conversion price with the limitation that any debenture holder may not convert any amount of the debentures if after conversion that debenture holder would beneficially hold more than 4.99% of the total outstanding common stock of the Company. The conversion price generally is the lesser of (i) 65% of the average of the three lowest closing bid prices of the common stock during the five trading days immediately prior to the conversion date or (ii) $.08. Interest is payable at the conversion date, in cash or in shares of common stock, at the option of the Company. The convertible debentures mature three years from the debenture issuance date. For the six months ended June 30, 2004, the Company recorded an imbedded beneficial conversion amount of $107,693 as interest expense since the debentures were immediately convertible.

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004
                                   (UNAUDITED)

NOTE 3 - DEBENTURES PAYABLE (CONTINUED)

In connection with these convertible debentures issued, warrants to purchase 500,000 common shares were issued to the holders at an exercise price per share of $0.05. The warrants are exercisable immediately and expire on March 15, 2007. These warrants were treated as a discount on the convertible debenture and in 2004 were valued at $18,068 under SFAS No.123 using the Black-Scholes option-pricing model to be amortized over the debenture term. Amortization expense for the six months ended June 30, 2004 was $7,132 and is included in interest expense. In May 2004, the investor converted $50,000 of debentures payable into 3,379,953 shares of common stock (see Note 6).

On March 29, 2004, the Company entered into Securities Purchase Agreements to issue and sell 7.5% convertible debentures, in the aggregate amount of $400,000, convertible into shares of common stock of the Company. As of June 30, 2004, the $400,000 in convertible debentures was issued to consultants for services rendered and to be rendered in the future. The holders of this debt have the right to convert all or any amount of this debenture into fully paid and non-assessable shares of common stock at the conversion price with the limitation that any debenture holder may not convert any amount of the debentures if after conversion that debenture holder would beneficially hold more than 4.99% of the total outstanding common stock of the Company. The conversion price generally is the lesser of (i) 90% of the average of the three lowest closing bid prices of the common stock during the five trading days immediately prior to the conversion date or (ii) $.08. Interest is payable at the conversion date, in cash or in shares of common stock, at the option of the Company. The Company recorded an imbedded beneficial conversion amount of $44,444 as interest expense on March 29, 2004 since the debentures were immediately convertible. The convertible debenture liability is as follows at June 30, 2004:

Convertible debenture payable ........................  $ 550,000

Less: unamortized discount on debenture ..............    (43,250)
                                                        ---------

Convertible debenture, net ...........................  $ 506,750
                                                        =========

NOTE 4 - RELATED PARTY TRANSACTIONS

Certain officers/shareholders of the Company from time to time advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. These advances are subordinated to the loan payable (see Note 2). At June 30, 2004, amounts owed to officers amounted to $120,878.

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

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004
                                   (UNAUDITED)

NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock

In August 2002, the Company designated 300,000 shares of its authorized preferred stock as Class A Non-Voting Convertible Preferred Stock ("Class A Preferred"). Each share of Class A Preferred is convertible into 100 shares of common stock. A holder of Class A Preferred may not convert shares if such conversion would result in such holder owning in excess of 4.9% of the Company's common stock. At such time, 80,000 shares of Class A Preferred were issued in exchange for 8,000,000 shares of common stock held by one entity. Through June 30, 2004, the Class A preferred shareholder converted 47,000 Class A preferred shares into 4,700,000 shares of common stock.

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

During May 2004, the Company issued to its chief executive officer 7,500 shares of Series B Preferred Stock convertible into 15,000,000 shares of common stock. The preferred shares were valued at the quoted trading price of the underlying 15,000,000 shares of common stock of $375,000 or $.025 per common share and charged to operations included in other selling, general and administrative.

Common Stock

In January 2004, the Company issued 2,380,000 shares of common stock for net proceeds of $119,000 or $0.05 per share.

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004
                                   (UNAUDITED)

NOTE 6 - STOCKHOLDERS' DEFICIT (CONTINUED)

In February 2004, in connection with a securities purchase agreement (see note
3), the Company issued 500,000 shares of common stock. The shares were value at the quoted trading price on the date of the securities purchase agreement of $35,500. The $35,500 was treated as a discount on the convertible debenture and is being amortized into interest expense over the debenture term. In May 2004, the Company issued an additional 500,000 shares of common stock. The shares were value at the quoted trading price on the date of the securities purchase agreement of $10,500. The $10,500 was treated as a discount on the convertible debenture and is being amortized into interest expense over the debenture term. For the six months ended June 30, 2004, amortization of the discount on the convertible debentures amounted to $13,686.

During the six months ended June 30, 2004, the Class A preferred shareholder converted 24,000 Class A preferred shares into 2,400,000 shares of common stock.

During the six months ended June 30, 2004, the Company cancelled 22,000 shares of common stock previously issued.

In May and June 2004, in connection with the conversion of debentures and loans payable, the Company issued 13,379,953 shares of common stock for debt of $70,000. As of June 30, 2004, 379,953 of these common shares had not been issued and are included in common stock issuable on the accompanying balance sheet.

In June 2004, in connection with the exercise of stock warrants, the Company issued 10,950,000 shares of common stock to consultants for net proceeds of $60,975.

On June 30, 2004, the shareholders approved an increase in the authorized common shares to 500,000,000, which had been previously approved by the Board of Directors.

Common stock warrants and options

In connection with the March 2004 issuance of 1,250 shares of Series B convertible preferred stock, the Company granted 1,250,000 common stock warrants to purchase 1,250,000 shares of the Company's common stock at $.10 per share. The warrants expire in December 31, 2005.

On March 29, 2004, in connection with a consulting contract, the Company granted an aggregate of 40,000,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.10 per share. The fair value of this warrant grant was estimated at $0.023 per warrant on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 85 percent; risk-free interest rate of 4.50 percent and an expected holding periods of 3.00 years. In connection with these warrants, the Company recorded compensation expense of $186,715 for the six months ended June 30, 2004 and deferred compensation of $727,204, which will be amortized over the service period. The warrants expire on March 29, 2007.

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004
                                   (UNAUDITED)

NOTE 6 - STOCKHOLDERS' DEFICIT (CONTINUED)

Common stock warrants and options (continued)

On May 28, 2004, certain warrant holders sold, for nominal consideration, warrants for 8,000,000 shares of common stock to a consultant for services rendered and to be rendered in the future on behalf of the Company. For accounting purposes, this transaction is treated as a contribution of the warrants by the selling warrant holder to the Company and a new grant of warrants to the consultant resulting in a consulting expense. The options had exercise prices of $.005 per share and expire on November 28, 2004. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 105%; risk-free interest rate of 4.50 percent and an expected holding periods of six months. In connection with the sale of these options, the Company recorded non-cash compensation of $19,461 and deferred compensation of $97,306. In June 2004, the consultant exercised these warrants for 1,950,000 common shares for net proceeds of $975.

On May 14, 2004, certain consultants to the Company assigned their warrants to a third party, whereby the third party has the right to purchase warrants from the consultants. The Company agreed to reduce the exercise price of the warrants purchased by the third party in exchange for the exercise of such warrants. The exercise price of these warrants has been set to a percentage of market, not to exceed 70% of the bid price of the Company's common stock. As of June 30, 2004, the third party exercised 9,000,000 warrants at an exercise price of $0.00667 for net proceeds of $60,000. There is no financial accounting effect of these transactions other than offsetting the fee paid against paid in capital as an offering cost.

In connection with convertible debentures issued, warrants to purchase 500,000 common shares were issued to the holders at an exercise price per share of $0.05. The warrants are exercisable immediately and expire on March 15, 2007. These warrants were treated as a discount on the convertible debenture and in 2004 were valued at $18,068 under SFAS No.123 using the Black-Scholes option-pricing model to be amortized over the debenture term. Amortization expense for the six months ended June 30, 2004 was $7,132 and is included in interest expense (see Note 3).

A summary of outstanding options and warrants at June 30, 2004 are as follows:

                                  Shares Underlying        Range of          Remaining         Average
                                 Options and warrants   Exercise Prices   Contractual Life  Exercise Price
                                 --------------------  -----------------  ----------------  --------------
Outstanding at December 31, 2003         530,000       $0.10   - $0.50       2.75 years        $0.28
Granted .........................     41,750,000       $0.0005 - $0.10       1.5  years         0.10
Exercised .......................    (10,950,000)      $.0005  - $.00667         -              0.0056
Cancelled .......................              -               -                 -               -
                                     -----------       -----------------     ----------        -------
Outstanding at June 30, 2004 ....     31,330,000       $0.05   - $0.50       1.6 years         $0.10
                                     ===========       =================     ==========        =======

Weighted average fair value of warrants and options
granted for the six months ended June 30, 2004 ............   $.10
                                                              ====

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004
                                   (UNAUDITED)

NOTE 6 - STOCKHOLDERS' DEFICIT (CONTINUED)

Common stock warrants and options (continued)

The following table summarizes information about employee stock options and consultant warrants outstanding at June 30, 2004:

                                                         Options and Warrants
          Options and Warrants Outstanding                    Exercisable
 --------------------------------------------------    -------------------------
                              Weighted
                               Average     Weighted                     Weighted
 Range of       Number        Remaining     Average        Number        Average
 Exercise   Outstanding at   Contractual   Exercise    Exercisable at   Exercise
   Price    June 30, 2004        Life        Price     June 30, 2004     Price
 --------   --------------   -----------   --------    --------------   --------
$     0.50       250,000     2.50 Years    $  0.50          250,000     $  0.50
 0.05-0.10    25,030,000     2.55 Years       0.10       25,030,000        0.10
    0.0005     6,050,000     0.41 years     0.0005        6,050,000      0.0005
              ----------                   -------       ----------      ------
              31,330,000                   $ 0.083       31,330,000     $ 0.083
              ==========                   =======       ==========      ======

NOTE 7 - ACQUISITION

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

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004
                                   (UNAUDITED)

NOTE 8 - SEGMENT INFORMATION

For the six months ended June 30, 2004, the Company operated in two reportable business segments - (1) healthcare transaction management and technology services and (2) physical therapy and rehabilitation services. The healthcare transaction management and technology services segment provides the healthcare industry with a combination of administrative services and technology development, including but not limited to physicians practice management, billing and collections, network services, transcription services, staffing solutions, and software application development. The physical therapy and rehabilitation services segment operates multi-disciplinary clinics offering physical therapy, occupational medicine, pain management, chiropractic care and wellness services. The Company's reportable segments are strategic business units that offer different products, which compliment each other. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the six months ended June 30, 2004 and 2003 is as follows.

                                            FOR THE SIX       FOR THE SIX
                                            MONTHS ENDED      MONTHS ENDED
                                            JUNE 30, 2004     JUNE 30, 2003

                          NET REVENUES:
                 Healthcare Transaction
              Management and Technology      $   318,311       $ 1,815,310
    Physical Therapy and Rehabilitation           86,560           390,173
                                             -----------       -----------

               Consolidated Net Revenue          404,871         2,205,483
                                             -----------       -----------

                    OPERATING EXPENSES:
                 Healthcare Transaction
              Management and Technology        2,595,891         1,813,009
    Physical Therapy and Rehabilitation          400,672           534,034
                                             -----------       -----------

         DEPRECIATION AND AMORTIZATION:
                 Healthcare Transaction
              Management and Technology           64,816            73,433
    Physical Therapy and Rehabilitation            7,127             3,888
                                             -----------       -----------

                      INTEREST EXPENSE:
                 Healthcare Transaction
              Management and Technology          791,435            45,842
    Physical Therapy and Rehabilitation                -                 -
                                             -----------       -----------

                              NET LOSS:
                 Healthcare Transaction
              Management and Technology      $(3,133,831)      $  (116,974)
    Physical Therapy and Rehabilitation
                                                (321,239)         (147,749)
                                             -----------       -----------

                               NET LOSS      $(3,455,070)      $  (264,723)
                                             ===========       ===========

TOTAL ASSETS AT JUNE 30, 2004 AND 2003:
                 Healthcare Transaction
              Management and Technology      $ 1,147,024       $ 1,309,027
    Physical Therapy and Rehabilitation           96,698           397,226
                                             -----------       -----------

               Consolidated Asset Total      $ 1,243,722       $ 1,706,253
                                             ===========       ===========

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004
                                   (UNAUDITED)

NOTE 9 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $3,501,525 at June 30, 2004, and has an accumulated deficit and stockholders' deficit of $9,869,011 and $3,428,637, respectively, and has cash used in operations of $887,918 for the six months ended June 30, 2004. The ability of the Company to continue as a going concern is dependent on achieving profitable operations, its ability to generate positive cash flows from operations, and the obtaining additional equity and/or debt financing to pay off outstanding debt obligations and unpaid payroll taxes. There can be no assurance that the Company's efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. No estimate has been made should management's plan be unsuccessful (see Note 10).

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to June 30, 2004, in connection with the conversion of debentures and loans payable, the Company issued 18,577,482 shares of common stock for debt of $109,000. As of the date of this report, 677,482 of these common shares remain issuable.

Subsequent to June 2004, in connection with the exercise of stock warrants, the Company issued 21,545,798 shares of common stock to consultants for a subscription receivable of $3,025 and net proceeds of $137,500.

In July 2004, Series B preferred shareholder converted 1,000 Series B preferred shares into 2,000,000 shares of common stock.

On July 6, 2004, the Company issued 3,609,500 shares of common stock to its chief executive officer as compensation. Such shares were valued at their market value on the date of issuance at $0.0235 per share. The Company recorded compensation expense of $84,823 related to these services.

On August 18, 2004, the Company entered into a Securities Purchase Agreement, whereby the Company shall issue and sell up to $400,000 of secured convertible debentures, which shall be convertible into shares of the Company's common stock. The debenture holder is entitled, at its option, to convert the debentures into shares of the Company's common stock at a per share price equal to the lesser of (a) an amount equal to 120% of the closing bid price of the common stock as quoted by Bloomberg L.P., or (b) an amount equal to 80% of the lowest closing bid price of the Company's common stock for the five trading days immediately preceding the conversion date. The Company, at its option, has the right to redeem the outstanding convertible debentures at a redemption price of 120% of the amount redeemed plus accrued interest. In the event the Company exercises a redemption, the debenture holder will receive a warrant to purchase 50,000 shares of the Company's common stock for every $100,000 redeemed, pro rata. The warrants have an exercise price of 120% of the closing bid price of the Company's commons tock and expire two years from the closing date. In August 2004, the Company issued $200,000 of debentures under this agreement for net proceeds of approximately $165,000.

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004
                                   (UNAUDITED)

NOTE 10 - SUBSEQUENT EVENTS (CONTINUED)

So long as these convertible debentures are outstanding, the Company shall not, without prior written consent of the debenture holders, issue or sell shares of common stock or preferred stock (i) without consideration or for a consideration per share less than the Bid Price of the common stock determined immediately prior to its issuance, (ii) any warrant, option, right, contract, call, or other security instrument granting the holder thereof, the right to acquire common stock without consideration or for a consideration per share less than the Bid Price of the common stock determined immediately prior to its issuance, (iii) enter into any security instrument granting the holder a security interest in any and all assets of the Company, or (iv) file any registration statement on Form S-8.

On August 18, 2004, the Company entered into a standby Equity Distribution Agreement (the "Standby Equity Agreement"), whereby the Company shall issue and sell to investors up to $15,000,000 of the Company's common stock at a purchase price equal to 98% of the volume weighted average price of the Company's common stock as quoted by Bloomberg, L.P. five consecutive trading days after the Advance notice date. The advances under the Standby Equity Agreement may commence after the effective date of a registration statement.

The Company is required to prepare and file, prior to September 18, 2004, with the SEC a registration statement on Form SB-2 under the 1933 Act for the registration of common shares to be issued upon conversion of the convertible debentures issued pursuant to the Securities Purchase Agreement and the Investors' shares. The Company must use its best efforts (i) to have the registration statement declared effective by the SEC no later than 90 days from August 18, 2004. In the event the registration statement is not filed by September 18, 2004 or is not declared effective by the SEC on or before the Scheduled effective date, as defined, the Company will pay as liquidating damages to the holder, at the holder's option, either a cash amount or shares of the Company's common stock, equal to two percent (2%) of the liquidating value of the convertible debentures outstanding as liquidating damages each 30 day period.

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

iBX operates under four divisions:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

An aggregate of 11,550,000 shares of iBX held by Evan Brovenick and David Blechman, our principal officers, and the assets of the Company are subject to a creditor's lien. Failure to comply with the terms and conditions of the related loan documents could result in a default and the forfeiture of these shares and/or assets to the lender.

CURRENT DEVELOPMENTS

iBX Diagnostics, Inc., a joint venture between Medical Capital Group, LLC and iBX Technologies, Inc. has a contract as a premiere distributor of the in2it(TM), in-office, blood-testing device created by Provalis Diagnostics. The machine has received final approval from the FDA. This approval allows the aggressive sales and distribution plans to take effect immediately. iBX Diagnostics will market an administrative component to the users of the product and add additional diagnostic equipment to its distribution network.

As a result of an extensive internal cost review, we plan on selling or closing any under performing subsidiaries or segments. In an effort to reduce labor expenses and overhead throughout the company, we will commit our selves to the most current and potentially profitable segments of the healthcare industry.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

REVENUES

For financial reporting purposes, iBX operated in two reportable business segments: healthcare transaction management and technology services; and physical therapy and rehabilitation services.

Revenues are generated from our administrative services (accounting, billing and collection, claims processing, information management, transcription and legal services) and from our business of providing physical therapy services to referred patients. Revenues for the six months ended June 30, 2004 were $404,871 as compared to revenues for the six months ended June 30, 2003 of $2,205,483, a decrease of $1,800,612 or 81.6%. Revenues from our health transaction management and technology segment decreased to $318,311 for the six months ended June 30, 2004 as compared to $1,815,310 for the six months ended June 30, 2003, a decrease of $1,496,999. The decrease was attributable to the following:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      o a decrease in collections on behalf of customers under the Company's service contracts. Our collection rate has decreased as we wind up certain portfolios. With the addition of new portfolios, we expect our revenue to increase in the third and fourth quarters of 2004. Additionally, in June 2003, Hilco modified their service agreement with us. The modification of this agreement had an adverse effect on our revenues.

      o We are currently experiencing cash flow problems and, accordingly, have decreased our marketing and advertising budget.

In July 2004, in connection with a reconciliation of patient accounts and collections for one of our customers, we calculated that based on our collection efforts, we believe that we are owed in excess of $1,000,000 in commission income. Although persuasive evidence of an arrangement exists, services have been rendered and the sales price to the customer is fixed or determinable, collectability is not reasonably assured. Accordingly, we have not recorded revenue related to these collections. We are in negotiations with this customer and expect to collect these funds in the near future; however, is collections is not assured.

Revenues from our physical therapy and rehabilitation services segment decreased to $86,560 for the six months ended June 30, 2004 as compared to $390,173 for the six months ended June 30, 2003, a decrease of $303,613. The decrease was attributable to a decrease the abandonment of our Jacksonville, Florida office, the closing of our Jacksonville clinic, and a lack operating capital to properly operate our other facilities.

For the six months ended June 30, 2004, revenues by segment consisted of the following.

                                                             2004        2003
                                                             ----        ----
Health transaction management and technology segment ...   $318,311   $1,815,310
Physical therapy and rehabilitation services segment ...     86,560      390,173
                                                           --------   ----------

Total revenues .........................................   $404,871   $2,205,483
                                                           ========   ==========

OPERATING EXPENSES

The Company's operating results for the quarter were materially impacted by costs associated with several acquisitions that were consummated during 2003, including Florida HealthSource, IBX Transcription, NurseStat and MediCompliant, while the core business also recorded a loss due to expenses in closing the Jacksonville facility, marketing expenses, and non-cash charges due to the sale of debenture instruments and issuance of $400,000 of promissory notes for services and related 40,000,000 warrants for services, and non-cash penalties incurred related to our loans payable. The Company expects that these new businesses will have substantially increased revenues and lower expenses in the latter part of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003 (CONTINUED)

Salaries and payroll taxes were $1,018,227 for the six months ended June 30, 2004 as compared to $1,020,094 for the six months ended June 30, 2003. Salaries, which consist of salaried and hourly employees, include staff used for our administrative services, our technical development staff, marketing staff and office personnel, and clinic staff. Overall, for the six months ended June 30, 2004, salary and payroll expenses decreased by $1,867. The decrease is attributable to an increase in staff related to our physical therapy and rehabilitation segment and increased staff related to our acquisitions during the 2003 period offset by a decrease in staff in the second quarter of fiscal 2004 due to the reduction of staff in order to cut our operating expenses. We expect that this expense will be lower in the third and fourth quarters of 2004.

Depreciation and amortization expense for the six months ended June 30, 2004 was $71,943 as compared to $77,321 for the six months ended June 30, 2003. We regularly review the carrying value of our assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable assets.

Consulting expense was $85,892 for the six months ended June 30, 2004 as compared to $0 for the six months ended June 30, 2003. During the six months ended June 30, 2004, we recorded non-cash consulting expense related to debenture agreements of $84,447.

Professional fees were $182,333 for the six months ended June 30, 2004 as compared to $140,534 for the six months ended June 30, 2003, an increase of $41,799 or 29.7%. We experienced an increase in professional fees related to our SEC filings and the filing of our registration statement on Form SB-2.

Rent expense was $183,917 for the six months ended June 30, 2004 as compared to $187,950 for the six months ended June 30, 2003, a decrease of $4,033. Currently, we offset our rent expense by subleasing office space to certain entities on a month-to-month basis. In July 2004, we relocated our offices to a smaller space in order to cut our rent expense.

For the six months ended June 30, 2004, we recorded bad debt expense of $223,735 related to receivables for which collections may be doubtful.

Other selling, general and administrative expenses, which include advertising, insurance, contract labor, stock-based compensation expense, travel and entertainment, telephone, and other expenses, were $1,302,459 for the six months ended June 30, 2004 as compared to $998,465 for the six months ended June 30, 2003. In May 2004, we issued to our chief executive officer 7,500 shares of Series B Preferred Stock convertible into 15,000,000 shares of common stock. The preferred shares were value at the quoted trading price of the underlying 15,000,000 shares of common stock of $375,000 or $.025 per common share and charged to operations. This increase was offset by a decrease in outside services and other expenses due to cost cutting measures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest expense was $791,435 for the six months ended June 30, 2004 as compared to $45,842 for the six months ended June 30, 2003. The increase was attributable to charges recorded due to the beneficial conversion of our notes payable and debentures payable and a default penalty on a promissory note of $309,654 and $248,571, respectively. Additionally, in 2004, we defaulted on our installment agreement with the U.S. Internal Revenue Service (IRS) relating to unpaid payroll taxes. In connection with this default, interest and penalty expense related to the unpaid payroll taxes was recorded in the amount of $116,000.

As a result of these factors, we reported a net loss of $(3,455,070) or $(.03) per share for the six months ended June 30, 2004 as compared to net loss of $(264,723) or ($.00) per share for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

During the first part of 2004, our overall performance continued to be hampered due to continuing inadequacy of funding to meet our needs to, among other things, ramp up sales and deploy our services. In 2003, we received approximately $3,088,428 in proceeds from the exercise of our warrants. During the six months ended June 30, 2004, we received proceeds of $200,000 from the sale of convertible debentures, of $119,000 from the sale of common stock, proceeds of $100,000 from the sale of series B preferred stock, and net proceeds of $60,975 from the exercise of warrants. We are currently experiencing a cash shortage, which has effected our operations. Our ability to continue as a going concern is dependent upon our ability to attain a satisfactory level of profitability, have access to suitable financing, satisfy our contractual obligations with creditors on a timely basis and develop further revenue sources.

At June 30, 2004, we had a stockholders' deficit of $3,428,637. We have an accumulated deficit from losses of $9,869,011. Our operations during 2004 have been funded from loans from third parties amounting to $362,523 and from the sale of stock of $219,000. These funds were used for working capital and capital expenditures.

We entered into an installment agreement with the U.S. Internal Revenue Service in October 2002 relating to unpaid payroll taxes through June 2002, which requires us to pay $12,000 per month for 84 months. We have incurred additional payroll tax liabilities subsequent to June 30, 2002 which have been accrued on the accompanying balance sheet. We are currently in default on this agreement. Additionally, we have accrued penalties and interest on payroll tax liabilities incurred subsequent to June 30, 2002. At June 30, 2004, accrued payroll taxes and penalties aggregated $1,880,993.

We have no other material commitments for capital expenditures. Other than cash generated from our operations, exercise of warrants, loans and advances from shareholders, we have no external sources of liquidity.

We may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months. Our future operations and growth is dependent on our ability to raise capital for expansion, and to seek additional revenue sources.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net cash used in operations during the six months ended June 30, 2004 was $(887,918) as compared net cash used in operations of $(429,251) for the six months ended June 30, 2003. The increase in cash used was primarily a result of net losses for the six months ended June 30, 2004 of $3,455,070, offset by non-cash items such as stock-based compensation of $595,693, beneficial interest and penalties recorded on debentures and loans payable of $574,708, and an increase in our allowance for doubtful accounts of $207,354, as well as increases in accounts receivable, increases in accounts payable, and the increase in payroll taxes payable and related interest.

Net cash used in investing activities during the six months ended June 30, 2004 was $30,464 relating to the purchase of property and equipment of $18,020 and an increase in restricted cash of $12,444 compared to net cash used in investing activities of $112,198 for the six months ended June 30, 2003 relating to the purchase of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2004 was $906,072 as compared to net cash provided by financing activities of $572,814 for the six months ended June 30, 2003. During the six months ended June 30, 2004, we received proceeds from the sale of common stock of $119,000, proceeds from the sale of series B preferred stock of $100,000, proceeds from increased loan borrowings of $362,523, proceed from advances from related parties of $121,414, proceeds from the exercise of warrants of $60,975, and an increase in checks outstanding in excess of bank balances of $217,848, offset by loan repayments of $75,688. During the six months ended June 30, 2003, we received proceeds from the exercise of warrants of $826,900 offset by a decrease in checks outstanding in excess of bank balances of $18,596 and loan repayment of 235,036.

During 2004, we entered into a line of credit agreement with a financial institution pursuant to which we can borrow up to $450,000. Interest is payable on the outstanding principal balance at a annual rate of prime. The loan is payable on demand and at June 30, 2004 $450,000 was outstanding. The line is secured cash deposits at a financial; institution, which is reflected as restricted cash.

We believe that our working capital will improve as our profitability improves and as we pay off certain debt settlements. Nevertheless, we can provide no assurance as to our future profitability or access to capital markets, or successful re-negotiation of existing debt.

We may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months. Our ability to continue as a going concern is dependent upon our ability to attain a satisfactory level of profitability, have access to suitable financing, satisfy our contractual obligations with creditors on a timely basis and develop further revenue sources. In August 2004, we commenced negotiations with creditors to convert debt into equity. As of September 21, 2004, no agreements have been reached.

In February 2004, we issued two convertible notes in the aggregate amount of $374,000. We also sold $100,000 of units consisting of shares of convertible preferred stock and warrants.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following tables summarize our contractual obligations and commercial commitments as of June 30, 2004:

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

The Company's FHS subsidiaries primarily act as a referral network for physical therapy patients who are referred by insurance carriers. Revenue from providing physical therapy services was recognized upon completion of the patient services and was recorded net of amounts due to service providers for the fiscal year ended December 31, 2002. In 2003, the Company re-evaluated this revenue recognition policy of the FHS subsidiary and determined that it qualifies for the use of the Gross Method under EITF 99-19, "Recording Revenues Gross as a Principal versus Net as an Agent". The cumulative effect of the change in accounting principal was not material.

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


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         In May 2004, iBX entered into a consulting agreement with Knightsbridge Capital pursuant to which it issued to Knightsbridge shares equal to 9.9% of the outstanding common stock. The agreement provides that Knightsbridge will be issued additional shares to maintain its 9.9% ownership position for 180 days. As a result of various issuances, as of September 17, 2004, Knightsbridge owned 17,780,000 shares. Knightsbridge also is entitled to a monthly retainer and a success fee upon consummation of specified financing and mergers transactions.

         In August 2004, iBX issued Cornell Capital Partners a Secured Convertible Debenture is convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the date of issuance, or (ii) 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. At maturity, the remaining unpaid principal and accrued interest under the debenture shall be, at our option, either paid or converted into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the date of issuance or (ii) 80% of the lowest closing bid price of the common stock for the lowest trading days of the five trading days immediately preceding the conversion date. The Secured Convertible Debenture is secured by all of IBX's assets. The Secured Convertible Debentures accrues interest at a rate of 5% per year and has a 3-year term. In the event the Secured Convertible Debenture is redeemed, then IBX will issue to Cornell Capital Partners a warrant to purchase 50,000 shares for every $100,000 redeemed at an exercise price of 120% of the closing bid price as of August 18,, 2004. Cornell Capital Partners purchased the Secured Convertible Debenture from IBX on August 18, 2004. IBX is required to register 200,000,000 shares of common stock underlying the Secured Convertible Debenture. IBX received $200,000 from the issuance of the Secured Convertible Debenture on August 18, 2004 and will receive $200,000 from the issuance of a second Secured Convertible Debenture when we file a registration statement with the SEC.

Item 3.  Defaults Upon Senior Securities

         An outstanding note in the original principal amount of $174,000 issued to the Tucker Family Spendthrift Trust provides for 8% interest, a maturity date of March 12, 2005 and a security interest in all of iBX's assets. iBX is required to provide the holder with 90 days' notice of any prepayment, although there is no prepayment penalty. The note is convertible to common stock. The conversion price is the lowest of $.035, 70% of the closing bid price on the date of conversion or 70% of the offering price any offering by iBX until March 2005. iBX agreed to include the shares issuable upon the exercise of this note in a registration statement. In April 2004, the holder of the note indicated that the note was in default due to the failure to file this registration statement on a timely basis. As a result, the holder has claimed that the conversion price of the note is $.002 per share, which would entitle it to convert the remaining principal amount of the note into approximately 75,000,000 shares of common stock.

Item 4.  Submission of Matters to Vote of Security Holders

         The annual meeting of shareholders was held on June 30, 2004. Following are the results:

1.       Election of Directors

         A.       For each individual nominee:

                  Evan Brovenick        For:                   62,889,629
                                        Withhold Authority:             0
                                        Abstain:                  759,475

                  Alvin Brovenick       For:                   62,782,679
                                        Withhold Authority:             0
                                        Abstain:                  866,425

                  David Blechman        For:                    62,782679
                                        Withhold Authority:             0
                                        Abstain:                  733,475

                  Mitchell Hershey      For:                   62,877,579
                                        Withhold Authority:             0
                                        Abstain:                  771,525

2. Ratification and Approval of Amendment to the Company's Articles of Incorporation to increase the authorized common stock to 500,000,000 shares.

                                        For:                   59,530,017
                                        Against:                3,272,187
                                        Abstain:                  846,900

3.       Ratification and Approval of 2003 Stock Incentive Plan.

                                        For:                   59,415,370
                                        Against:                3,274,499
                                        Abstain:                  959,235

Item 5.  Other Information

         As a result of the precipitous drop in the share price, iBX lowered the exercise price of its outstanding warrants to raise funds to continue operations. As a result, approximately 32,495,798 warrants have been exercised, with net proceeds of $198,475 from May 2004 through September 17, 2004.

         iBX terminated its previously announced agreement with CorpFin, an investment banking firm.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

          3.5   Articles of Amendment to Articles of Incorporation
         31.1   Certification by Chief Executive Officer Pursuant to Section 302
         31.2   Certification by Chief Financial Officer Pursuant to Section 302
         32.1   Certification by Chief Executive Officer Pursuant to Section 906
         32.2   Certification by Chief Financial Officer Pursuant to Section 906


         (b) Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IBX GROUP, INC.


Dated:   September 22, 2004             By: /s/ Evan Brovenick
                                            ----------------------------------
                                            Evan Brovenick,
                                            Chief Executive Officer, President
                                            and Director


Dated:   September 22, 2004             By: /s/ Alvin Brovenick
                                            -------------------
                                            Alvin Brovenick
                                            Treasurer
                                      -28-