Form 10QSB
period 2004-09-30
IBX GROUP INC
filed 2004-12-16
CIK 1113677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               September 30, 2004
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 1, 2004: 197,481,145 shares of common stock, $.005 par value per share.

                        IBX GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet (Unaudited)
        September 30, 2004.....................................................3

      Consolidated Statements of Operations (Unaudited)
        For the Three and Nine Months Ended September 30, 2004 and 2003........4

      Consolidated Statements of Cash Flows (Unaudited)
        For the Nine Months Ended September 30, 2004 and 2003..................5

      Notes to Consolidated Financial Statements (Unaudited)................6-22

      Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................23-30

      Item 3 - Control and Procedures.........................................30


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................31

      Item 2 - Changes in Securities and Use of Proceeds......................33

      Item 3 - Default upon Senior Securities.................................34

      Item 4 - Submission of Matters to a Vote of Security Holders............34

      Item 5 - Other Information..............................................34

      Item 6 - Exhibits and Reports on Form 8-K...............................34

      Signatures..............................................................35

                                        IBX GROUP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEET
                                               September 30, 2004
                                                  (Unaudited)

                                                     ASSETS
Current assets:
   Cash ...................................................................................       $     16,990
   Restricted cash ........................................................................            450,937
   Accounts receivable, net of allowance for doubtful accounts of $258,612 ................            230,335
   Other current assets ...................................................................             83,248
                                                                                                  ------------

           Total current assets ...........................................................            781,510

Property and equipment, net ...............................................................            205,784

Deferred consulting expense ...............................................................            227,843
                                                                                                  ------------

           Total assets ...................................................................       $  1,215,137
                                                                                                  ============

                                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Note payable, current maturities .......................................................       $    780,622
   Checks outstanding in excess of bank balances ..........................................            268,792
   Accounts payable .......................................................................            994,386
   Accrued expenses .......................................................................            268,653
   Payroll taxes payable ..................................................................          2,071,431
                                                                                                  ------------

           Total current liabilities ......................................................          4,383,884
                                                                                                  ------------

Long-term debt:
   Convertible debentures payable, net ....................................................            721,555
                                                                                                  ------------

Commitments and contingencies (see note 10)

Stockholders' deficit:
   Preferred Stock ($0.005 par value; 5,000,000 authorized shares;
       none issued and outstanding) .......................................................                  -
   Class A Non-voting Convertible Preferred Stock ($0.005 par value;
       300,000 authorized shares; 33,000 shares issued and outstanding) ...................                165
   Series B Convertible Preferred Stock ($0.005 par value;
       1,000,000 authorized shares; 7,750 shares issued and outstanding) ..................                 39
   Common stock ($0.005 par value; 500,000,000 authorized shares;
       191,213,339 shares issued and outstanding) .........................................            956,068
   Common stock issuable (2,644,406 shares) ...............................................             13,222
   Additional paid-in capital .............................................................          7,171,856
   Accumulated deficit ....................................................................        (10,925,742)
   Less: Stock subscription receivable ....................................................            (94,000)
   Less: Deferred compensation and consulting .............................................         (1,011,910)
                                                                                                  ------------

           Total stockholders' deficit ....................................................         (3,890,302)
                                                                                                  ------------

           Total liabilities and stockholders' deficit ....................................       $  1,215,137
                                                                                                  ============

                          See accompanying notes to consolidated financial statements.

                                                      -3-

                                        IBX GROUP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)

                                                    For the Three Months Ended     For the Nine Months Ended
                                                           September 30,                  September 30,
                                                   ----------------------------   ----------------------------
                                                        2004           2003            2004           2003
                                                   -------------   ------------   -------------   ------------
REVENUES ........................................  $     122,196   $    648,737   $     527,067   $  2,854,220
                                                   -------------   ------------   -------------   ------------

OPERATING EXPENSES:
    Salaries and payroll taxes ..................        301,469        673,462       1,319,696      1,693,556
    Depreciation and amortization ...............         31,651         45,583         103,594        122,904
    Consulting fees .............................         96,513              -         182,405              -
    Professional fees ...........................          3,221         57,996         185,554        198,530
    Rent ........................................        105,726        100,811         289,643        288,761
    Bad debt expense (recovery) .................       (123,061)             -         100,674              -
    Stock-based compensation ....................        411,545          3,207       1,007,238        196,590
    Impairment loss .............................         35,978              -          35,978              -
    Other selling, general and administrative ...        185,791        453,399         892,557      1,258,481
                                                   -------------   ------------   -------------   ------------

        Total Operating Expenses ................      1,048,833      1,334,458       4,117,339      3,758,822
                                                   -------------   ------------   -------------   ------------

LOSS FROM OPERATIONS ............................       (926,637)      (685,721)     (3,590,272)      (904,602)
                                                   -------------   ------------   -------------   ------------

OTHER EXPENSES:
    Interest expense ............................       (130,094)       (11,670)       (921,529)       (57,512)
                                                   -------------   ------------   -------------   ------------

        Total Other Expenses ....................       (130,094)       (11,670)       (921,529)       (57,512)
                                                   -------------   ------------   -------------   ------------

NET LOSS ........................................  $  (1,056,731)  $   (697,391)  $  (4,511,801)  $   (962,114)
                                                   =============   ============   =============   ============

LOSS PER SHARE:
    Net Loss Per Common Share - Basic ...........  $       (0.01)  $      (0.01)  $       (0.04)  $      (0.02)
                                                   =============   ============   =============   ============
    Net Loss Per Common Share - Diluted .........  $       (0.01)  $      (0.01)  $       (0.04)  $      (0.02)
                                                   =============   ============   =============   ============

    Weighted Common Shares Outstanding - Basic ..    156,164,645     58,300,682     118,446,023     50,907,536
                                                   =============   ============   =============   ============
    Weighted Common Shares Outstanding - Diluted     156,164,645     58,300,682     118,446,023     50,907,536
                                                   =============   ============   =============   ============

                          See accompanying note to consolidated financial statements.

                                                      -4-

                                        IBX GROUP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                                                      For the Nine Months
                                                                                      Ended September 30,
                                                                                ------------------------------
                                                                                    2004               2003
                                                                                -----------        -----------
Cash flows from operating activities:
  Net loss ..................................................................   $(4,511,801)       $  (962,114)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization .........................................       103,594            122,904
      Stock-based compensation and expenses .................................     1,007,238            196,590
      Interest expense on notes payable .....................................        43,262                  -
      Amortization of debt discount .........................................        43,431                  -
      Amortization of deferred debt issue costs .............................         2,243                  -
      Beneficial interest on debentures payable .............................       574,708                  -
      Impairment loss .......................................................        35,978                  -
      Bad debt expense ......................................................       100,674                  -
      Bad debt recovery .....................................................             -            (10,503)
      (Increase) decrease in:
         Accounts receivable ................................................       210,683           (387,207)
         Deferred consulting expense ........................................       144,719                  -
         Other current assets ...............................................        23,967            (77,787)
         Other ..............................................................        (8,827)            (3,126)

      Increase (decrease) in:
         Accounts payable ...................................................       563,115             41,787
         Accrued expenses ...................................................        20,300             82,492
         Payroll taxes payable ..............................................       532,822            305,965
         Customer deposits ..................................................             -           (185,925)
         Deferred revenue ...................................................       (14,467)          (165,593)
                                                                                -----------        -----------

Net cash used in operating activities .......................................    (1,128,361)        (1,042,517)
                                                                                -----------        -----------

Cash flows from investing activities:
  Net Cash from acquisitions ................................................             -              3,108
  Increase in restricted cash ...............................................       (12,846)                 -
  Purchase of property and equipment ........................................       (17,276)          (126,651)
                                                                                -----------        -----------

Net cash used in investing activities .......................................       (30,122)          (123,543)
                                                                                -----------        -----------

Cash flows from financing activities:
  Proceeds from exercise of stock warrants ..................................       240,501          1,884,275
  Proceeds from sale of common stock ........................................       119,000                  -
  Proceeds from sale of preferred stock .....................................       100,000                  -
  Checks outstanding in excess of bank balances .............................       226,468            (25,064)
  Payments on loans .........................................................       (75,688)          (373,542)
  Proceeds from loans .......................................................       162,523                  -
  Proceeds from debentures payable ..........................................       380,000                  -
  Proceeds from (payments on) advances from related parties .................           536               (454)
                                                                                -----------        -----------

Net cash provided by financing activities ...................................     1,153,340          1,485,215
                                                                                -----------        -----------

Net (decrease) increase in cash .............................................        (5,143)           319,155

Cash at beginning of year ...................................................        22,133             23,304
                                                                                -----------        -----------

Cash at end of period .......................................................   $    16,990        $   342,459
                                                                                ===========        ===========

                          See accompanying notes to consolidated financial statements.

                                                      -5A-

                                        IBX GROUP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                  (continued)
                                                                                      For the Nine Months
                                                                                      Ended September 30,
                                                                                ------------------------------
                                                                                    2004               2003
                                                                                -----------        -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest ..............................................................       $         -        $    43,255
                                                                                ===========        ===========
  Income Taxes ..........................................................       $         -        $         -
                                                                                ===========        ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Accrued expenses reclassified to debt .................................       $   232,602        $         -
                                                                                ===========        ===========
  Preferred shares issued for debt ......................................       $    25,000        $         -
                                                                                ===========        ===========
  Common stock issued for debt ..........................................       $   192,000        $         -
                                                                                ===========        ===========
  Loans payable paid directly by related parties ........................       $    75,410        $         -
                                                                                ===========        ===========
  Debentures payable granted for deferred consulting ....................       $   562,562        $         -
                                                                                ===========        ===========

                          See accompanying notes to consolidated financial statements.

                                                      -5B-

                        IBX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

The Company is engaged in providing administrative services (accounting, billing and collection, claims processing, information management), network support and maintenance to clients predominantly in the healthcare sector. In addition, the Company has developed proprietary software and applications with interactive web-enabled multimedia capabilities with which the Company will develop new markets and lines of business. In September 2002, the Company acquired Florida Health Source, LLC and entered the business of providing physical therapy services to referred patients. During the quarter ended September 30, 2004, due to lack of working capital, the Company ceased operations of its physical therapy businesses as well as its other subsidiaries.

All of the shares and assets of the Company's primary operating subsidiary have been pledged to secure a loan obligation to a creditor. Two of the Company's primary officers have also pledged the shares of the Company owned by them. The parties entered into an amended settlement agreement effective November 7, 2002 whereby the creditor agreed to dismiss his action against the Company. Pursuant to the terms of the Agreement, the Company is obligated to make certain monthly payments. Mr. Dudziak, the creditor, pursuant to the settlement agreement, has a lien and perfected security interest on all of the assets of IBX Technologies, Inc., which is IBX's primary operating subsidiary and on shares of IBX common stock owned by Evan Brovenick and David Blechman. As of September 30, 2004, approximately $32,000 was outstanding on the loan. Failure to comply with the terms and conditions of the loan documents could result in a default and the transfer of these assets and shares to the lender.

The Company entered into an installment agreement with the U.S. Internal Revenue Service (IRS) in October 2002 relating to unpaid payroll taxes. In event of default, the IRS has the right to file a notice of Federal tax lien. The Company is currently in default of this agreement. At September 30, 2004, accrued payroll taxes and estimated accrued interest and penalties aggregated $2,071,431.

The consolidated statements include the accounts of IBX Group, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF NEW ACCOUNTING POLICIES
         (CONTINUED)

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and consolidated operating results for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements of IBX Group, Inc. for the year ended December 31, 2003 and 2002 and notes thereto contained in the Report on Form 10-KSB for the year ended December 31, 2003 as filed with the SEC . The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results for the full fiscal year ending December 31, 2004.

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

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

Basic earnings (loss) per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. At September 30, 2004, there were options and warrants to purchase 1,682,598 shares of common stock, which could potentially dilute future earnings per share.

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF NEW ACCOUNTING POLICIES
         (CONTINUED)

Certain intangible assets, if any, are considered to have an indefinite life pursuant to SFAS 142 and accordingly are not amortized until their useful life is determined to be no longer indefinite. The Company evaluates the remaining useful life of intangible assets that are not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, the asset is tested for impairment in accordance with SFAS144. That intangible asset shall then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. At December 31, 2003, substantially all of the intangible assets were impaired and charged to operations. Amortizable intangibles are also evaluated periodically for impairment. The amortization expense in the nine month periods ended September 30, 2004 was $985 compared to $16,712, respectively, for the same periods in 2003. Additionally, during the nine months ended September 30, 2004, the Company recorded an impairment loss of $35,978.

NOTE 2 - LOAN PAYABLE

The Company's borrowings consisted of the following at September 30, 2004:

Loan payable to an individual, payable in various installments. The loan payable includes accrued interest and is collateralized by all of the assets of one of the Company's subsidiaries and outstanding common shares of the Company held by certain guarantors. See (a)
below. ............................................................   $  32,196

Loan payable to an individual, payable on March 12, 2005. The loan payable includes accrued interest at 8% per annum, is
collateralized by all of the assets of the Company, and in
convertible into common shares. See (b) below. ....................     150,000

Note payable to an individual, payable on demand. The note payable is non-interest bearing, but interest is imputed at a rate of 10%
per annum and is unsecured. .......................................     135,926

Line of credit agreement with a financial institution. The Company can borrow up to $450,000. Interest is payable on the outstanding principal balance at the financial institution's prime rate (4.25%
at September 30, 2004) computed on the basis of a 360-day year. The loan is collateralized by restricted cash and is payable on demand.
See (c) below. ....................................................     450,000

Loan payable to an individual, payable on demand. The loan payable bears interest at 18% per annum and is unsecured. Subsequent to
September 30, 2004, the Company repaid $10,000 of this loan. ......      12,500
                                                                      ---------
                                                                        780,622

Less: Current portion of loans payable ............................    (780,622)
                                                                      ---------

Total .............................................................   $       -
                                                                      =========

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 2 - LOAN PAYABLE (CONTINUED)

(a) On October 8, 2002, the Company made a payment and renegotiated a note payable with an individual. Accordingly, the principal amount of such note was reduced to $692,497 as of October 28, 2002. The lender retroactively restated the per annum interest rate prior to October 8, 2002 from 25% to 15%. Furthermore, so long as the Company does not breach this agreement, effective October 8, 2002, the annual rate of interest was further reduced to 12.5% per annum. However, if the Company defaults on this agreement the loan will contingently revert to its previous outstanding balance on the date of this agreement with interest at 25% per annum. Certain shareholders of the Company's have pledged their shares of the Company owned by them and also personally guaranteed the note. As on the date of this report, the Company has not met its obligations under this revised agreement. Failure to comply with the terms and conditions of the loan documents could result in a default and the transfer of these assets and shares to the lender, however, as of September 30, 2004, this individual has not provided the Company with a notice of default.

(b) On March 14, 2004, the Company signed a promissory note with a shareholder for $174,000, which converted to note payable amounts due to this shareholder of approximately $69,000 and additional borrowing of $105,000. The note provides for 8% interest, a maturity date of March 12, 2005 and a security interest in all of the Company's assets. The Company is required to provide the holder with 90 days' notice of any prepayment, although there is no prepayment penalty. The note is convertible to common stock. The conversion price is the lowest of $.035, 70% of the closing bid price on the date of conversion or 70% of the offering price any offering by the Company until March 2005. The Company agreed to include the shares issuable upon the exercise of this note in a registration statement. Additionally, the note contained a requirement that the funds of the loan were to be used to pay down certain loans and trade payables and that the Company was to supply written verification to the satisfaction of the note holder by March 31, 2004. Since the Company failed to supply this verification, the Company is obligated to issue twice as many shares as would have been issuable when and if the holder converts. In connection with this penalty provision, the Company recorded a penalty expense of $248,571, which has been included in interest expense for the nine months ended September 30, 2004. Pursuant to EITF Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF Issue No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the convertible note contains an imbedded beneficial conversion feature since the fair market value of the common stock exceeds the most beneficial exercise price on the debenture Issuance Date. This beneficial conversion value was computed by the Company as $174,000. Since the conversion feature is exercisable immediately, the $174,000 was recognized as interest expense during the nine months ended September 30, 2004. On May 13, 2004, $20,000 of principal balance was converted into 10,000,000 shares of common stock and on July 23, 2004, $4,000 of principal balance was converted into 2,000,000 shares of common stock (See Note 6).

(c) The Company maintains restricted cash in a brokerage account that is collateral for this line of credit and shown as restricted cash on the accompanying consolidated balance sheet.

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 3 - DEBENTURES PAYABLE

On February 19, 2004, the Company entered into a Securities Purchase Agreement to issue and sell 7.5% convertible debentures, in the aggregate amount of $200,000, convertible into shares of common stock of the Company. As of June 30, 2004, $200,000 in convertible debentures were issued Investors. The holders of this debt have the right to convert all or any amount of this debenture into fully paid and non-assessable shares of common stock at the conversion price with the limitation that any debenture holder may not convert any amount of the debentures if after conversion that debenture holder would beneficially hold more than 4.99% of the total outstanding common stock of the Company. The conversion price generally is the lesser of (i) 65% of the average of the three lowest closing bid prices of the common stock during the five trading days immediately prior to the conversion date or (ii) $.08. Interest is payable at the conversion date, in cash or in shares of common stock, at the option of the Company. The convertible debentures mature three years from the debenture issuance date. For the nine months ended September 30, 2004, the Company recorded an imbedded beneficial conversion amount of $107,693 as interest expense since the debentures were immediately convertible.

In connection with these convertible debentures issued, warrants to purchase 500,000 common shares were issued to the holders at an exercise price per share of $0.05. The warrants are exercisable immediately and expire on March 15, 2007. These warrants were treated as a discount on the convertible debenture and in 2004 were valued at $16,765 under SFAS No.123 using the Black-Scholes option-pricing model to be amortized over the debenture term. Amortization expense for the nine months ended September 30, 2004 was $9,723 and is included in interest expense. In February 2004, in connection with a securities purchase agreement, the Company issued 500,000 shares of common stock. The shares were value at the quoted trading price on the date of the securities purchase agreement of $35,500. The $35,500 was treated as a discount on the convertible debenture and is being amortized into interest expense over the debenture term. In May 2004, the Company issued an additional 500,000 shares of common stock. The shares were value at the quoted trading price on the date of the securities purchase agreement of $10,500. The $10,500 was treated as a discount on the convertible debenture and is being amortized into interest expense over the debenture term. For the nine months ended September 30, 2004, amortization of the discount on the convertible debentures amounted to $27,535. From May 2004 to September 2004, the investor converted $138,000 of debentures payable into 17,470,948 shares of common stock, of which 1,057,435 common shares are issuable at September 30, 2004 (see Note 6).

On March 29, 2004, the Company entered into Securities Purchase Agreements to issue and sell 7.5% convertible debentures, in the aggregate amount of $400,000, convertible into shares of common stock of the Company and due in May 2007. As of September 30, 2004, the $400,000 in convertible debentures was issued to consultants for services rendered and to be rendered in the future. The holders of this debt have the right to convert all or any amount of this debenture into fully paid and non-assessable shares of common stock at the conversion price with the limitation that any debenture holder may not convert any amount of the debentures if after conversion that debenture holder would beneficially hold more than 4.99% of the total outstanding common stock of the Company. The conversion price generally is the lesser of (i) 90% of the average of the three lowest closing bid prices of the common stock during the five trading days immediately prior to the conversion date or (ii) $.08. Interest is payable at the conversion date, in cash or in shares of common stock, at the option of the Company. The Company recorded an imbedded beneficial conversion amount of $44,444 as interest expense on March 29, 2004 since the debentures were immediately convertible.

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 3 - DEBENTURES PAYABLE (CONTINUED)

On August 18, 2004, the Company entered into a Securities Purchase Agreement, whereby the Company shall issue and sell up to $400,000 of 5% secured convertible debentures, which shall be convertible into shares of the Company's common stock. The convertible debentures have a term of 3 years and are secured by all of the Company's assets. The debenture holder is entitled, at its option, to convert the debentures into shares of the Company's common stock at a per share price equal to the lesser of (a) an amount equal to 120% of the closing bid price of the common stock as quoted by Bloomberg L.P., or (b) an amount equal to 80% of the lowest closing bid price of the Company's common stock for the five trading days immediately preceding the conversion date. The Company, at its option, has the right to redeem the outstanding convertible debentures at a redemption price of 120% of the amount redeemed plus accrued interest. In the event the Company exercises a redemption, the debenture holder will receive a warrant to purchase 50,000 shares of the Company's common stock for every $100,000 redeemed, pro rata. The warrants have an exercise price of 120% of the closing bid price of the Company's commons tock and expire two years from the closing date.

In August 2004, the Company issued $200,000 of debentures under this agreement for net proceeds of approximately $165,000. This debenture matures on August 23, 2007. So long as these convertible debentures are outstanding, the Company shall not, without prior written consent of the debenture holders, issue or sell shares of common stock or preferred stock (i) without consideration or for a consideration per share less than the Bid Price of the common stock determined immediately prior to its issuance, (ii) any warrant, option, right, contract, call, or other security instrument granting the holder thereof, the right to acquire common stock without consideration or for a consideration per share less than the Bid Price of the common stock determined immediately prior to its issuance, (iii) enter into any security instrument granting the holder a security interest in any and all assets of the Company, or (iv) file any registration statement on Form S-8.

On August 18, 2004, in connection with a Standby Equity Distribution Agreement (see Note 6), the Company issued a convertible Compensation Debenture to Cornell Capital Partners in the principal amount of $190,000. The Compensation Debenture accrues interest at the rate of 5% per year and matures on August 18, 2007. At the Company's option, the entire principal amount and all accrued interest can be either: (i) paid to the holder of the convertible debenture on the third-year anniversary of the Convertible Debenture or (ii) converted into shares of IBX common stock. The Compensation Debenture is convertible into shares of our common stock as a price per share that is equal to 100% of the lowest volume weighted average price of the Company's common stock, as quoted by Bloomberg, LP, for the three days immediately preceding the conversion date. The Compensation Debenture has a term of three years. At the Company's option, the Compensation Debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Compensation Debenture, the holder is not entitled to convert such debenture for a number of shares of our common stock in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of the Company's outstanding shares of common stock. In connection with the Compensation Debenture, the Company recorded deferred compensation, a component of equity, of $190,000 which will be amortized over the equity funding commitment period of 24 months or less if funded earlier. The commitment period begins once the registration statement for the underlying conversion shares is declared effective or at an earlier date if agreed upon by the parties.

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 3 - DEBENTURES PAYABLE (CONTINUED)

The convertible debenture liability is as follows at September 30, 2004:

Convertible debentures payable .................    $ 852,000

Less: unamortized discount on debentures .......     (130,445)
                                                    ---------

Convertible debentures, net ....................    $ 721,555
                                                    =========

NOTE 4 - RELATED PARTY TRANSACTIONS

Certain officers/shareholders of the Company from time to time advanced funds to the Company for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. These advances are subordinated to the loan payable (see Note 2). At September 30, 2004, there was no amounts due to these officers/shareholders.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued the following new accounting pronouncement:

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe the impact will be significant to the Company's overall results of operations, cash flows or financial position.

NOTE 6 - STOCKHOLDERS' DEFICIT

Preferred Stock

In August 2002, the Company designated 300,000 shares of its authorized preferred stock as Class A Non-Voting Convertible Preferred Stock ("Class A Preferred"). Each share of Class A Preferred is convertible into 100 shares of common stock. A holder of Class A Preferred may not convert shares if such conversion would result in such holder owning in excess of 4.9% of the Company's common stock. At such time, 80,000 shares of Class A Preferred were issued in exchange for 8,000,000 shares of common stock held by one entity. Through September 30, 2004, the Class A preferred shareholder converted 47,000 Class A preferred shares into 4,700,000 shares of common stock.

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 6 - STOCKHOLDERS' DEFICIT (CONTINUED)

Preferred Stock (continued)

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

In February 2004, in connection with a securities purchase agreement (see note
3), the Company issued 500,000 shares of common stock. The shares were value at the quoted trading price on the date of the securities purchase agreement of $35,500. The $35,500 was treated as a discount on the convertible debenture and is being amortized into interest expense over the debenture term. In May 2004, the Company issued an additional 500,000 shares of common stock. The shares were value at the quoted trading price on the date of the securities purchase agreement of $10,500. The $10,500 was treated as a discount on the convertible debenture and is being amortized into interest expense over the debenture term. For the nine months ended September 30, 2004, amortization of the discount on the convertible debentures amounted to $27,535.

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

Common Stock (continued)

During the nine months ended September 30, 2004, the Class A preferred shareholder converted 24,000 Class A preferred shares into 2,400,000 shares of common stock. Additionally, in July 2004, Series preferred shareholder converted 1,000 Series B preferred shares into 2,000,000 shares of common stock

During the nine months ended September 30, 2004, the Company cancelled 22,000 shares of common stock previously issued.

During the nine months ended September 30, 2004, in connection with the conversion of debentures and loans payable, the Company issued 29,470,948 shares of common stock for debt of $162,000. As of September 30, 2004, 1,057,435 of these common shares had not been issued and are included in common stock issuable on the accompanying balance sheet.

In June 2004, in connection with the exercise of stock warrants, the Company issued 10,950,000 shares of common stock to consultants for net proceeds of $60,975. During the three months ended September 30, 2004, in connection with the exercise of stock warrants, the Company issued 29,647,402 shares of common stock to consultants for net proceeds of $179,526.

On June 30, 2004, the shareholders approved an increase in the authorized common shares to 500,000,000, which had been previously approved by the Board of Directors.

On July 6, 2004, the Company issued 3,609,500 shares of common stock to its chief executive officer as a fee for a prior cancellation and re-issuance of his shares to free up authorized share for other issuances.. Such shares were valued at their market value on the date of issuance at $0.0235 per share. The Company recorded compensation expense of $84,823 related to these services.

On July 15, 2004, in connection with the exercise of warrants, the Company issued 852,941 shares of common stock as a direct cost of an offering. The value of $4,264 was charged against the proceeds to additional paid-in capital.

On August 18, 2004, the Company issued 1,470,588 shares of common stock for investor relations services rendered. The Company valued these common shares at the fair market value on the dates of grant of $.007 per shares or $10,882 based on the quoted trading price and recorded stock-based compensation expense in this amount.

On August 18, 2004, the Company entered into a Standby Equity Distribution Agreement (the "Standby Equity Agreement"), whereby the Company shall issue and sell to investors up to $15,000,000 of the Company's common stock at a purchase price equal to 98% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, L.P. five consecutive trading days after the Advance notice date. The advances under the Standby Equity Agreement may commence after the effective date of a registration statement. Further, the investors will retain a fee of 5% of each advance under the Standby Equity Distribution Agreement. The amount of each advance is limited to a maximum draw down of $600,000 every seven trading days.

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 6 - STOCKHOLDERS' DEFICIT (CONTINUED)

Common Stock (continued)

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

In September 2004, in connection with a consulting agreement, the Company authorized the issuance of 19,366,389 shares of common stock for investor relations and business development services. As compensation under the consulting agreement, the consultant shall receive 9.99% of the fully diluted common stock of the Company. These shares have anti-dilutive provisions for a period of 180-days from May 27, 2004. Accordingly, the Company recorded stock-based consulting expense of $80,751 and deferred consulting expense of $183,971 which will be amortized over the remaining service period. As of September 30, 2004, 1,584,871 of these common shares had not been issued and are included in common stock issuable on the accompanying balance sheet.

Common stock warrants and options

In connection with the March 2004 issuance of 1,250 shares of Series B convertible preferred stock, the Company granted 1,250,000 common stock warrants to purchase 1,250,000 shares of the Company's common stock at $.10 per share. The warrants expire in December 31, 2005.

On March 29, 2004, in connection with a consulting contract, the Company granted an aggregate of 40,000,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.10 per share. The fair value of this warrant grant was estimated at $0.023 per warrant on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 85 percent; risk-free interest rate of 4.50 percent and an expected holding periods of 3.00 years. In connection with these warrants, the Company recorded compensation expense of $369,498 for the nine months ended September 30, 2004 and deferred compensation of $544,421 as of September 30, 2004, which will be amortized over the remaining service period. The warrants expire on March 29, 2007.

On May 14, 2004, certain consultants to the Company assigned their warrants to a third party, whereby the third party has the right to purchase warrants from the consultants. The Company agreed to reduce the exercise price of the warrants purchased by the third party in exchange for the exercise of such warrants. The exercise price of these warrants has been set to a percentage of market, not to exceed 70% of the bid price of the Company's common stock. As of September 30, 2004, the third party exercised 9,000,000 warrants at an exercise price of $0.00667 for net proceeds of $60,000. There is no financial accounting effect of these transactions other than offsetting the fee paid against paid in capital as an offering cost.

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 6 - STOCKHOLDERS' DEFICIT (CONTINUED)

Common stock warrants and options (continued)

On May 28, 2004, certain warrant holders sold, for nominal consideration, warrants for 8,000,000 shares of common stock to a consultant for services rendered and to be rendered in the future on behalf of the Company. For accounting purposes, this transaction is treated as a contribution of the warrants by the selling warrant holder to the Company and a new grant of warrants to the consultant resulting in a consulting expense. The options had exercise prices of $.005 per share and expire on November 28, 2004. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 105%; risk-free interest rate of 4.50 percent and an expected holding periods of six months. In connection with the sale of these options, the Company recorded stock-based compensation of $77,845through September 30, 2004 and deferred compensation of $38,922 at September 30, 2004. Through September 30, 2004, the consultant exercised these warrants for 8,000,000 common shares for a subscription receivable of $4,000.

In February 2004, in connection with convertible debentures issued, warrants to purchase 500,000 common shares were issued to the holders at an exercise price per share of $0.05. The warrants are exercisable immediately and expire on March 15, 2007. These warrants were treated as a discount on the convertible debenture and in 2004 were valued at $16,765 to be amortized over the debenture term under SFAS No.123 using the Black-Scholes option-pricing model with the following weighted-average assumptions; dividend yield of -0- percent; expected volatility of 84%; risk-free interest rate of 4.50 percent and an expected holding periods of three years. Amortization expense for the nine months ended September 30, 2004 was $9,723 and is included in interest expense (see Note 3).

A summary of outstanding options and warrants at September 30, 2004 are as follows:

                                  Shares Underlying        Range of          Remaining         Average
                                 Options and warrants   Exercise Prices   Contractual Life  Exercise Price
                                 --------------------  -----------------  ----------------  --------------
Outstanding at December 31, 2003         530,000       $0.10   - $0.50       2.75 years        $0.28
Granted .........................     41,750,000       $0.0005 - $0.10       1.5  years         0.10
Exercised .......................    (40,597,402)      $.0005  - $.00667         -              0.0059
Cancelled .......................              -               -                 -               -
                                     -----------       -----------------     ----------        -------

Outstanding at September 30, 2004      1,682,598       $0.05   - $0.50       1.3 years         $0.16
                                     ===========       =================     ==========        =======

Weighted average fair value of warrants and options
granted for the nine months ended September 30, 2004 ......   $.10
                                                              ====

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 6 - STOCKHOLDERS' DEFICIT (CONTINUED)

Common stock warrants and options (continued)

The following table summarizes information about employee stock options and consultant warrants outstanding at September 30, 2004:

                                                         Options and Warrants
          Options and Warrants Outstanding                    Exercisable
 --------------------------------------------------    -------------------------
                              Weighted
                Number         Average     Weighted        Number       Weighted
 Range of   Outstanding at    Remaining     Average    Exercisable at    Average
 Exercise   September 30,    Contractual   Exercise    September 30,    Exercise
   Price         2004           Life         Price          2004          Price
 --------   --------------   -----------   --------    --------------   --------
 $   0.50       250,000      2.25 Years     $ 0.50         250,000       $ 0.50
     0.10     1,432,598      2.25 years       0.10       1,432,598         0.10
              ---------                     ------       ---------       ------
              1,682,598                     $ 0.16       1,682,598       $ 0.16
              =========                     ======       =========       ======

Although the exercise price is a indicated above, management has been reducing the exercise price to raise cash.

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

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 8 - SEGMENT INFORMATION

For the nine months ended September 30, 2004, the Company operated in two reportable business segments - (1) healthcare transaction management and technology services and (2) physical therapy and rehabilitation services. The healthcare transaction management and technology services segment provides the healthcare industry with a combination of administrative services and technology development, including but not limited to physicians practice management, billing and collections, network services, transcription services, staffing solutions, and software application development. The physical therapy and rehabilitation services segment operates multi-disciplinary clinics offering physical therapy, occupational medicine, pain management, chiropractic care and wellness services. The Company's reportable segments are strategic business units that offer different products, which compliment each other. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the nine months ended September 30, 2004 and 2003 is as follows.

                                            FOR THE NINE         FOR THE NINE
                                            MONTHS ENDED         MONTHS ENDED
                                         SEPTEMBER 30, 2004   SEPTEMBER 30, 2003

                          NET REVENUES:
                 Healthcare Transaction
              Management and Technology     $    440,571         $  2,287,842
    Physical Therapy and Rehabilitation           86,496              566,378
                                            ------------         ------------

               Consolidated Net Revenue          527,067            2,854,220
                                            ------------         ------------

                    OPERATING EXPENSES:
                 Healthcare Transaction
              Management and Technology        3,533,281            2,884,031
    Physical Therapy and Rehabilitation          480,464              751,887
                                            ------------         ------------

         DEPRECIATION AND AMORTIZATION:
                 Healthcare Transaction
              Management and Technology           92,618              116,469
    Physical Therapy and Rehabilitation           10,976                6,435
                                            ------------         ------------

                      INTEREST EXPENSE:
                 Healthcare Transaction
              Management and Technology          921,529               57,512
    Physical Therapy and Rehabilitation                -                    -
                                            ------------         ------------

                              NET LOSS:
                 Healthcare Transaction
              Management and Technology     $ (4,106,857)        $   (770,170)
    Physical Therapy and Rehabilitation         (404,944)            (191,944)
                                            ------------         ------------

                               NET LOSS     $ (4,511,801)        $   (962,114)
                                            ============         ============

                        TOTAL ASSETS AT
           SEPTEMBER 30, 2004 AND 2003:
                 Healthcare Transaction
              Management and Technology     $  1,078,424         $  1,640,120
    Physical Therapy and Rehabilitation          136,713              298,774
                                            ------------         ------------

               Consolidated Asset Total     $  1,215,137         $  1,938,894
                                            ============         ============

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 9 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a working capital deficiency of $3,602,374 at September 30, 2004, and has an accumulated deficit and stockholders' deficit of $10,925,742 and $3,890,302, respectively, and has cash used in operations of $1,128,361 for the nine months ended September 30, 2004. In addition, on December 15, 2004 the Company received a foreclosure notice to foreclose on (1) all assets of IBX Group, Inc. and its subsidiaries, including after acquired assets, and (2) all stock of IBX Group, Inc. and all of its subsidiaries including after acquired stock (see Note 10). The ability of the Company to continue as a going concern is dependent on achieving profitable operations, its ability to generate positive cash flows from operations, and the obtaining additional equity and/or debt financing to pay off outstanding debt obligations and unpaid payroll taxes. There can be no assurance that the Company's efforts will be successful. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. No estimate has been made should management's plan be unsuccessful.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Legal proceedings and other matters

William Dudziak V. Primed Technologies, L.L.C., Evan Brovenick, Et. Al., Case No. Cl 00-7488AO

Mr. Dudziak loaned PriMed approximately $870,000 on November 28, 1999, repayment of which was secured by all ownership interests in PriMed L.L.C. The proceeds of the loan were used by PriMed to repurchase the PriMed stock held by Primus Physician Services. A lawsuit was filed against PriMed, L.L.C., Evan Brovenick, Natalie Brovenick, Alvin Brovenick, Susan Brovenick and David Blechman. It was originally agreed between the parties that this money would be paid back within 30 days. Since the defendants failed to repay the money in a timely fashion, in 2001 a stipulation of settlement was executed between the parties whereby it was agreed that Mr. Dudziak would suspend the litigation pending efforts by PriMed and Evan Brovenick to comply with certain terms set forth in the stipulation. IBX did not stay current with that agreement. In October of 2002, IBX made a payment of $275,000 and the parties entered into an amended settlement agreement effective November 7, 2002 whereby Dudziak agreed to dismiss his action. Pursuant to the terms of that agreement, IBX is obligated to make certain monthly payments. IBX has made approximately $370,000 in payments under the amended settlement agreement; however, IBX is currently in default under that agreement. A default under the amended settlement agreement gives Mr. Dudziak the right to file an affidavit ex parte and obtain a judgment for the full amount owed under the amended settlement agreement ($870,000) less any payments already made by IBX (approximately $370,000). Pursuant to the amended settlement agreement, Mr. Dudziak has a lien and perfected security interest on all of the assets of IBX Technologies, Inc., which is the Company's primary operating subsidiary, and on shares of IBX common stock owned by Evan Brovenick and David Blechman. At September 30, 2004, amounts due to Mr. Dudziak of $32,196 are included in loans payable.

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal proceedings and other matters (continued)

Healthcare Recruitment Specialists, Inc. v. Nurses Stat, LLC, and IBX Group, Inc. Case No.: 04-14263 CACE 02

This action involves a contract entered into between the Plaintiff and defendant, the Company's subsidiary Nurses Stat, LLC for the assistance in hiring various nurses for NurseStat, LLC. The amount being claimed is $164,645, plus costs and attorney fees. An Answer was filed to the Complaint on behalf of Nurses Stat, LLC. It is in the very beginning stages and we intend to defend it vigorously. At September 30, 2004, no amounts are accrued in the Company's financial statements.

LHI Delray Corp. v. South Florida Therapy, LLC

This is an action filed by the Plaintiff against South Florida Therapy, which is a subsidiary of IBX Group, Inc. IBX Group is not named in this lawsuit. This action is for eviction for space located in Delray Beach, Florida. IBX Group intends on resolving this matter on behalf of its subsidiary. The parties have tentatively agreed to settle this matter for the amount of $155,000 to be paid in the monthly installments of $3,000.00 per month, with a purchase option on the real property for the amount of $700,000 at which time if the option is exercise, all monies paid by IBX up to such date would be credited against the purchase price. As of the date of this report, the settlement agreement had not been finalized. At September 30, 2004, the Company has accrued monthly unpaid lease payments due on the lease.

Leonard M. Tucker, as Trustee of the Tucker Family Spendthrift Trust v. IBX Group, Inc., A Florida Corporation - Case No. 0401580S

This action relates to a loan made by the Plaintiff to the Defendant in exchange for payment and allegedly certain stock. It is the Plaintiff's position that the amount of $150,000 is owed as well as shares of stock of the Company. It is also the position of the Plaintiff that he has a lien on all the assets of the Company. The action was filed in Broward County and the Promissory Note stated that venue should be in Palm Beach County. A motion to change venue and dismiss was filed on behalf of the defendant. An informal mediation was held between the parties and their respective counsel at which time the parties reached the terms of a proposed settlement agreement. However, before the agreement could be placed in to written format and executed by all parties, the Plaintiff took his offer off the table. On December 15, 2004 the Company received a foreclosure notice to foreclose on (1) all assets of IBX Group, Inc. and its subsidiaries, including after acquired assets, and (2) all stock of IBX Group, Inc. and all of its subsidiaries including after acquired stock. At September 30, 2004, amounts due related to this action of $150,000 are included in loans payable.

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal proceedings and other matters (continued)

Other Actions

Another action involves a lawsuit an action brought by Digital Ingenuity. This action involves a lawsuit by our prior telephone vendor. The action is governed by Arbitration located in Pennsylvania. The amount of the claim is for approximately $200,000. The plaintiff's position is that a contract was entered into between the parties and IBX improperly terminated that action and therefore owes on the remaining portion of the contract for its term. The Arbitration was originally set but was cancelled by the Arbitrator for the failure of Plaintiff to pay the necessary filing fees to the Arbitrator. There has not been any contact since then and no additional filing fees have been paid. At September 30, 2004, no amounts are accrued in the Company's financial statements.

There is currently pending an action in Broward County entitled Marketing, Inc.
v. IBX. This action is for approximately $40,000. Although a Complaint has been filed, the Company filed a Motion to Dismiss, which has not yet been heard by the Court. The basis of Plaintiff's claim is that the Plaintiff was hired by the Company to perform various marketing for the Company and it is the Plaintiff's position they are entitled to a monthly retainer of $4,500. No contract was ever signed and we still have not received any documentation from Plaintiff's counsel to support their position that any work was performed to justify the retainer amount. The Company believes that the plaintiff is going to have a difficult time to prove its case and we will defend it vigorously. At September 30, 2004, no amounts are accrued in the Company's financial statements.

Another matter involves a claim for approximately $14,000 asserted by a collection agency on behalf of Bioelectronics Corporation for certain electro stimulus devices. The arrangement between the claimant and IBX is that IBX was going to act as a distributor of the product. It is in the very beginning stages and we intend to defend it vigorously. At September 30, 2004, no amounts are accrued in the Company's financial statements.

Another matter involves a claim by Mr. Webb, a member of the Company's subsidiary, Robo Massage, LLC. Approximately two years ago, the Company acquired a majority interest in Robo Massage, which was owned by Webb. Webb retained a certain portion of ownership interest. Webb is claiming that since he was forced to pay certain sums of money in order to maintain the filing of the patent of the Company, he is entitled to the entire company of Robo Massage. No suit has been filed. It is in the very beginning stages and the Company intends to defend it vigorously.

On December 1, 2004, the entered into a settlement agreement with a former landlord, whereby the Company will pay to the landlord the principal sum of $61,200 in monthly installments beginning on January 1, 2005 and continuing until the debt is paid in full. In the event of default for failure to make payments, the Company agreed to pay damages of $100,000, together with interest at a rate of 18% per annum, and costs, if any less a credit for amounts paid. As of September 30, 2004, the entire balance due of $61,200 as been reflected in accrued expenses on the accompanying balance sheet.

                        IBX GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal proceedings and other matters (continued)

Another issue that we are involved in that involving an investor. The investor and the Company entered into an agreement whereby the investor agreed to purchase 20,000,000 warrants in exchange for $200,000. For some unknown reason, the investor only paid $57,500 of the total $200,000.00 and the Company sent the investor's attorney a stock certificate (number 2819) for 7,500,000 shares. The investor is now claiming that they want the $57,500 returned and it is our position that the investor is in breach since they never paid the full amount. The Company is currently negotiating with the investor's attorney. As of the date of this report, no suit has been filed.

Currently, the Company is involved in other complaints against the Company with various parties. The Company plans to vigorously defend its position and believes that any settlement will not have a material adverse effect on its financial condition.

The Company entered into an installment agreement with the U.S. Internal Revenue Service (IRS) in October 2002 relating to unpaid payroll taxes. In event of default, the IRS has the right to file a notice of Federal tax lien. The Company is currently in default of this agreement. At September 30, 2004, accrued payroll taxes and estimated accrued interest and penalties aggregated $2,071,431.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to September 30, 2004, in connection with the conversion of debentures, the Company issued 6,267,806 shares of common stock for debt of $10,000.

On November 24, 2004, the Company entered into a promissory note and borrowed $150,000. The Company received net proceeds of $135,000, net of a loan fee paid to the lender. The notes bears interest at 12% per annum, is secured by all of the assets of the Company and is payable on January 24, 2005.

On October 14, 2004, in connection with a Securities Purchase Agreement (see
Note 3), the Company issued $200,000 of 5% debentures for net proceeds of approximately $170,000. This debenture shall be convertible into shares of the Company's common stock. The debenture holder is entitled, at its option, to convert the debentures into shares of the Company's common stock at a per share price equal to the lesser of (a) an amount equal to 120% of the closing bid price of the common stock as quoted by Bloomberg L.P., or (b) an amount equal to 80% of the lowest closing bid price of the Company's common stock for the five trading days immediately preceding the conversion date. The Company, at its option, has the right to redeem the outstanding convertible debentures at a redemption price of 120% of the amount redeemed plus accrued interest. In the event the Company exercises a redemption, the debenture holder will receive a warrant to purchase 50,000 shares of the Company's common stock for every $100,000 redeemed, pro rata. The warrants have an exercise price of 120% of the closing bid price of the Company's common stock and expire two years from the closing date. This debenture matures on October 14, 2007.

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

During the quarter ended September 30, 2004, due to lack of working capital, the Company ceased operations of its physical therapy businesses as well as its other subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES

For financial reporting purposes, iBX operated in two reportable business segments: healthcare transaction management and technology services; and physical therapy and rehabilitation services.

Revenues are generated from our administrative services (accounting, billing and collection, claims processing, information management, transcription and legal services) and from our business of providing physical therapy services to referred patients. Revenues for the nine months ended September 30, 2004 were $527,067 as compared to revenues for the nine months ended September 30, 2003 of $2,854,220, a decrease of $2,327,153 or 81.5%. Revenues from our health transaction management and technology segment decreased to $440,571 for the nine months ended September 30, 2004 as compared to $2,287,842 for the nine months ended September 30, 2003, a decrease of $1,847,271. The decrease was attributable to the following:

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

In July 2004, in connection with a reconciliation of patient accounts and collections for one of our customers, we calculated that based on our collection efforts, we believe that we are owed in excess of $1,000,000 in commission income. Although persuasive evidence of an arrangement exists, services have been rendered and the sales price to the customer is fixed or determinable, collectability is not reasonably assured. Accordingly, we have not recorded revenue related to these collections. We are in negotiations with this customer and expect to collect these funds in the near future; however, collection is not assured.

Revenues from our physical therapy and rehabilitation services segment decreased to $86,496 for the nine months ended September, 2004 as compared to $566,378 for the nine months ended September, 2003, a decrease of $479,882. The decrease was attributable to a decrease the abandonment of our Jacksonville, Florida office, the closing of our Jacksonville clinic, and a lack of operating capital to properly operate our other facilities.

For the nine months ended September 30, 2004, revenues by segment consisted of the following.

                                                             2004        2003
                                                             ----        ----
Health transaction management and technology segment ...   $440,571   $2,287,842
Physical therapy and rehabilitation services segment ...     86,496      566,378
                                                           --------   ----------

Total revenues .........................................   $527,067   $2,854,220
                                                           ========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003 (CONTINUED)

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

Salaries and payroll taxes were $1,319,696 for the nine months ended September 30, 2004 as compared to $1,693,556 for the nine months ended September 30, 2003. Salaries, which consist of salaried and hourly employees, include staff used for our administrative services, our technical development staff, marketing staff and office personnel, and clinic staff. Overall, for the nine months ended September 30, 2004, salary and payroll expenses decreased by $373,860. The decrease is attributable to a substantial decrease in staff in the second quarter of fiscal 2004 in order to cut our operating expenses. We expect that this expense will be lower in the fourth quarter of 2004.

Depreciation and amortization expense for the nine months ended September 30, 2004 was $103,594 as compared to $122,904 for the nine months ended September 30, 2003. We regularly review the carrying value of our assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable assets.

Consulting expense was $182,405 for the nine months ended September 30, 2004 as compared to $0 for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, we recorded non-cash consulting expense related to debenture agreements of $165,557.

Professional fees were $185,554 for the nine months ended September 30, 2004 as compared to $198,530 for the nine months ended September 30, 2003, a decrease of $12,976 or 6.5%.

Rent expense was $289,643 for the nine months ended September 30, 2004 as compared to $288,761 for the nine months ended September 30, 2003, an increase of $882. Currently, we offset our rent expense by subleasing office space to certain entities on a month-to-month basis. In July 2004, we relocated our offices to a smaller space in order to cut our rent expense. Additionally, during the quarter ended September 30, 2004, we accrued approximately $61,000 of rent due in connection with settlement agreement with a former lessor.

For the nine months ended September 30, 2004, we recorded bad debt expense of $100,674 related to receivables for which collections may be doubtful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003 (CONTINUED)

Stock-based compensation expense was $1,007,238 for the nine months ended September 30, 2004 as compared to $196,590 for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, we recorded stock-based compensation expense in connection with the issuance of common stock for services, the grant of warrants, and the amortization of deferred compensation and consulting. Additionally, in May 2004, we issued to our chief executive officer 7,500 shares of Series B Preferred Stock convertible into 15,000,000 shares of common stock. The preferred shares were value at the quoted trading price of the underlying 15,000,000 shares of common stock of $375,000 or $.025 per common share and charged to operations.

Other selling, general and administrative expenses, which include advertising, insurance, contract labor, travel and entertainment, telephone, and other expenses, were $892,557 for the nine months ended September 30, 2004 as compared to $1,258,481 for the nine months ended September 30, 2003. This decrease was due to cost cutting measures.

Interest expense was $921,529 for the nine months ended September 30, 2004 as compared to $57,512 for the nine months ended September 30, 2003. The increase was attributable to charges recorded due to the beneficial conversion of our notes payable and debentures payable and a default penalty on a promissory note of $309,654 and $248,571, respectively, and the accrual of interest on our debentures and loans payable. Additionally, in 2004, we defaulted on our installment agreement with the U.S. Internal Revenue Service (IRS) relating to unpaid payroll taxes. In connection with this default, interest and penalty expense related to the unpaid payroll taxes was recorded in the amount of $197,000.

As a result of these factors, we reported a net loss of $(4,511,801) or $(.04) per share for the nine months ended September 30, 2004 as compared to net loss of $(962,114) or ($.02) per share for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

During 2004, our overall performance continued to be hampered due to continuing inadequacy of funding to meet our needs to, among other things, ramp up sales and deploy our services. In 2003, we received approximately $3,088,428 in proceeds from the exercise of our warrants. During the nine months ended September 30, 2004, we received proceeds of $380,000 from the sale of convertible debentures, $162,523 from loans, $119,000 from the sale of common stock, proceeds of $100,000 from the sale of series B preferred stock, and net proceeds of $240,501 from the exercise of warrants. We are currently experiencing a cash shortage, which has effected our operations. Our ability to continue as a going concern is dependent upon our ability to attain a satisfactory level of profitability, have access to suitable financing, satisfy our contractual obligations with creditors on a timely basis and develop further revenue sources.

At September 30, 2004, we had a stockholders' deficit of $3,890,302. We have an accumulated deficit from losses of $10,925,742. Our operations during 2004 have been funded from loans from third parties amounting to $542,523 and from the sale of stock of $219,000. These funds were used for working capital and capital expenditures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We entered into an installment agreement with the U.S. Internal Revenue Service in October 2002 relating to unpaid payroll taxes through June 2002, which requires us to pay $12,000 per month for 84 months. We have incurred additional payroll tax liabilities subsequent to June 30, 2002 which have been accrued on the accompanying balance sheet. We are currently in default on this agreement. Additionally, we have accrued penalties and interest on payroll tax liabilities incurred subsequent to June 30, 2002. At September 30, 2004, accrued payroll taxes and penalties aggregated $2,071,431.

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

Net cash used in operations during the nine months ended September 30, 2004 was $(1,128,361) as compared net cash used in operations of $(1,042,517) for the nine months ended September 30, 2003. The increase in cash used was primarily a result of net losses for the nine months ended September 30, 2004 of $4,511,801, offset by non-cash items such as stock-based compensation of $1,007,238, beneficial interest and penalties recorded on debentures and loans payable of $574,708, and an increase in our allowance for doubtful accounts of $207,354, as well as increases in accounts receivable, increases in accounts payable, and the increase in payroll taxes payable and related interest.

Net cash used in investing activities during the nine months ended September 30, 2004 was $30,122 relating to the purchase of property and equipment of $17,276 and an increase in restricted cash of $12,846 compared to net cash used in investing activities of $123,543 for the nine months ended September 30, 2003 relating to the purchase of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2004 was $1,153,340 as compared to net cash provided by financing activities of $1,485,215 for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, we received proceeds from the sale of common stock of $119,000, proceeds from the sale of series B preferred stock of $100,000, proceeds from increased loan borrowings of $542,523, proceed from advances from related parties of $536, proceeds from the exercise of warrants of $240,501, and an increase in checks outstanding in excess of bank balances of $226,468, offset by loan repayments of $75,688. During the nine months ended September 30, 2003, we received proceeds from the exercise of warrants of $1,884,275 offset by a decrease in checks outstanding in excess of bank balances of $25,064 and loan repayment of 373,542.

During 2004, we entered into a line of credit agreement with a financial institution pursuant to which we can borrow up to $450,000. Interest is payable on the outstanding principal balance at a annual rate of prime. The loan is payable on demand and at September 30, 2004 $450,000 was outstanding. The line is secured cash deposits at a financial; institution, which is reflected as restricted cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We believe that our working capital will improve as our profitability improves and as we pay off certain debt settlements. Nevertheless, we can provide no assurance as to our future profitability or access to capital markets, or successful re-negotiation of existing debt.

On August 18, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $15,000,000. If we request advances under the Standby Equity Distribution Agreement, Cornell Capital Partners will purchase shares of common stock of IBX for 98% of the lowest volume weighted average price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the advance notice date. Cornell Capital Partners will retain 5% of each advance under the Standby Equity Distribution Agreement. We may not request advances in excess of a total of $15,000,000. The maximum of each advance is equal to $600,000. There is an inverse relationship between the price of our common stock and the number of shares of common stock which will be issued under the Standby Equity Distribution Agreement. Based on our recent stock price of $0.0035, we would have to issue to Cornell Capital Partners 4,373,177,843 shares of our common stock in order to draw down the entire $15,000,000 available to us under the Standby Equity Distribution Agreement. We are registering 25,000,000 shares of our common stock under the Standby Equity Distribution Agreement in the accompanying registration statement. Based on our recent stock price of $0.0035, and that we are registering 25,000,000 shares of our common stock under the Standby Equity Distribution Agreement in the accompanying registration statement, we could draw down a maximum amount of $85,750 under the Standby Equity Distribution Agreement. Our Articles of Incorporation currently authorize IBX to issue 500,000,000 shares of common stock and, as of September 30, 2004, we had 191,213,339 shares of common stock issued and outstanding and 2,644,406 common shares issuable and outstanding. In the event we desire to draw down any available amounts remaining under the Standby Equity Distribution Agreement after we have issued the 25,000,000 shares being registered in the accompanying registration statement, we will have to seek stockholder approval for an increase in our authorized common stock and file a new registration statement to cover such additional shares that we would issue for additional draw downs under the Standby Equity Distribution Agreement.

On August 18, 2004, we issued a secured Convertible Debenture to Cornell Capital Partners in the principal amount of $200,000. The Convertible Debenture accrues interest at the rate of 5% per year. At our option, the entire principal amount and all accrued interest can be either: (i) paid to the holder of the Convertible Debenture on its third-year anniversary or (ii) converted into shares of IBX common stock. The Convertible Debenture is convertible into shares of our common stock at a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price of our common stock as of the date of the Convertible Debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The Convertible Debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The Convertible Debenture has a term of 3 years and is secured by all of our assets. At our option, the Convertible Debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the secured Convertible Debenture, the holder is not entitled to convert such debenture for a number of shares of our common stock in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of our outstanding shares of common stock. After we file a registration statement with the Securities and Exchange Commission registering the shares of common stock underlying the Convertible Debenture, we will issue a second secured Convertible Debenture to Cornell Capital Partners in the principal amount of $200,000 upon the same terms and conditions as the first secured Convertible Debenture above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On August 18, 2004, we issued a convertible Compensation Debenture to Cornell Capital Partners in the principal amount of $190,000. The Compensation Debenture accrues interest at the rate of 5% per year. At our option, the entire principal amount and all accrued interest can be either: (i) paid to the holder of the Convertible Debenture on the third-year anniversary of the Convertible Debenture or (ii) converted into shares of IBX common stock. The Compensation Debenture is convertible into shares of our common stock at a price per share equal to 100% of the lowest volume weighted average price of our common stock, as quoted by Bloomberg, LP, for the three days immediately preceding the conversion date. Based on a recent stock price of $0.0035 per share, the Compensation Debenture would be convertible into 27,941,176 shares of IBX common stock. The Compensation Debenture has a term of three years. At our option, the Compensation Debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Compensation Debenture, the holder is not entitled to convert such debenture for a number of shares of our common stock in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of our outstanding shares of common stock.

We may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months. Our ability to continue as a going concern is dependent upon our ability to attain a satisfactory level of profitability, have access to suitable financing, satisfy our contractual obligations with creditors on a timely basis and develop further revenue sources. In August 2004, we commenced negotiations with creditors to convert debt into equity. As of September 30, 2004, no agreements have been reached.

In February 2004, we issued a convertible note and a secured debenture in the aggregate amount of $374,000. We also sold $100,000 of units consisting of shares of convertible preferred stock and warrants.

On October 2004, we issued a secured Convertible Debenture to Cornell Capital Partners in the principal amount of $200,000 with the same terms as discussed above..

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

REVENUE RECOGNITION

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         William Dudziak v. Primed Technologies, L.L.C., Evan Brovenick, Et. Al., Case No. Cl 00-7488AO

         Mr. Dudziak loaned PriMed approximately $870,000 on November 28, 1999, repayment of which was secured by all ownership interests in PriMed L.L.C. The proceeds of the loan were used by PriMed to repurchase the PriMed stock held by Primus Physician Services. A lawsuit was filed against PriMed, L.L.C., Evan Brovenick, Natalie Brovenick, Alvin Brovenick, Susan Brovenick and David Blechman. It was originally agreed between the parties that this money would be paid back within 30 days.

         Since the defendants failed to repay the money in a timely fashion, in 2001 a stipulation of settlement was executed between the parties whereby it was agreed that Mr. Dudziak would suspend the litigation pending efforts by PriMed and Evan Brovenick to comply with certain terms set forth in the stipulation. IBX did not stay current with that agreement. In October of 2002, IBX made a payment of $275,000 and the parties entered into an amended settlement agreement effective November 7, 2002 whereby Dudziak agreed to dismiss his action. Pursuant to the terms of that agreement, IBX is obligated to make certain monthly payments. IBX has made approximately $370,000 in payments under the amended settlement agreement; however, IBX is currently in default under that agreement. A default under the amended settlement agreement gives Mr. Dudziak the right to file an affidavit ex parte and obtain a judgment for the full amount owed under the amended settlement agreement ($870,000) less any payments already made by IBX (approximately $370,000). Pursuant to the amended settlement agreement, Mr. Dudziak has a lien and perfected security interest on all of the assets of IBX Technologies, Inc., which is IBX's primary operating subsidiary, and on shares of IBX common stock owned by Evan Brovenick and David Blechman.

         Healthcare Recruitment Specialists, Inc. v. Nurses Stat, LLC, and IBX Group, Inc. Case No.: 04-14263 CACE 02

         This action involves a contract entered into between the Plaintiff and defendant, our subsidiary Nurses Stat, LLC for the assistance in hiring various nurses for NurseStat, LLC. The amount being claimed is $164,645, plus costs and attorney fees. An Answer was filed to the Complaint on behalf of Nurses Stat, LLC. It is in the very beginning stages and we intend to defend it vigorously.

         LHI Delray Corp. v. South Florida Therapy, LLC

         This is an action filed by the Plaintiff against South Florida Therapy, which is a subsidiary of IBX Group, Inc. IBX Group is not named in this lawsuit. This action is for eviction for space located in Delray Beach, Florida. IBX Group intends on resolving this matter on behalf of its subsidiary. The parties have tentatively agreed to settle this matter for the amount of $155,000 to be paid in the monthly installments of $3,000.00 per month, with a purchase option on the real property for the amount of $700,000 at which time if the option is exercise, all monies paid by IBX up to such date would be credited against the purchase price. As of the date of this report, the settlement agreement had not been finalized.

         Leonard M. Tucker, as Trustee of the Tucker Family Spendthrift Trust v. IBX Group, Inc., A Florida Corporation - Case No. 0401580S

         This action relates to a loan made by the Plaintiff to the Defendant in exchange for payment and allegedly certain stock. It is the Plaintiff's position that the amount of $157,000 is owed as well as shares of stock of the Company. It is also the position of the Plaintiff that he has a lien on all the assets of the Company. The action was filed in Broward County and the Promissory Note stated that venue should be in Palm Beach County. A motion to change venue and dismiss was filed on behalf of the defendant. An informal mediation was held between the parties and their respective counsel at which time the parties reached the terms of a proposed settlement agreement. However, before the agreement could be placed in to written format and executed by all parties, the Plaintiff took his offer off the table. On December 15, 2004 the Company received a foreclosure notice to foreclose on (1) all assets of IBX Group, Inc. and its subsidiaries, including after acquired assets, and (2) all stock of IBX Group, Inc. and all of its subsidiaries including after acquired stock.

         Other Actions

         Another action involves a lawsuit an action brought by Digital Ingenuity. This action involves a lawsuit by our prior telephone vendor. The action is governed by Arbitration located in Pennsylvania. The amount of the claim is for approximately $200,000. The plaintiff's position is that a contract was entered into between the parties and IBX improperly terminated that action and therefore owes on the remaining portion of the contract for its term. The Arbitration was originally set but was cancelled by the Arbitrator for the failure of Plaintiff to pay the necessary filing fees to the Arbitrator. There has not been any contact since then and no additional filing fees have been paid.

         There is currently pending an action in Broward County entitled Marketing, Inc. v. IBX. This action is for approximately $40,000. Although a Complaint has been filed, we filed a Motion to Dismiss, which has not yet been heard by the Court. The basis of Plaintiff's claim is that the Plaintiff was hired by IBX to perform various marketing for the company and it is the Plaintiff's position they are entitled to a monthly retainer of $4500. No contract was ever signed and we still have not received any documentation from Plaintiff's counsel to support their position that any work was performed to justify the retainer amount. We do believe that the plaintiff is going to have a difficult time to prove its case and we will defend it vigorously.

         Another matter involves a claim for approximately $14,000 asserted by a collection agency on behalf of Bioelectronics Corporation for certain electro stimulus devices. The arrangement between the claimant and IBX is that IBX was going to act as a distributor of the product. It is in the very beginning stages and we intend to defend it vigorously.

         Another matter involves a claim by Mr. Webb, a member of our subsidiary, Robo Massage, LLC. Approximately two years ago, we acquired a majority interest in Robo Massage, which was owned by Webb. Webb retained a certain portion of ownership interest. Webb is claiming that since he was forced to pay certain sums of money in order to maintain the filing of the patent of the company, he is entitled to the entire company of Robo Massage. No suit has been filed. It is in the very beginning stages and we intend to defend it vigorously.

         On December 1, 2004, we entered into a settlement agreement with a former landlord, whereby we will pay to the landlord the principal sum of $61,200 in monthly installments beginning on January 1, 2005 and continuing until the debt is paid in full. In the event of default for failure to make payments, we agreed to pay damages of $100,000, together with interest at a rate of 18% per annum, and costs, if any less a credit for amounts paid. As of September 30, 2004, the entire balance due of $61,200 as been reflected in accrued expenses on the accompanying balance sheet.

         Another issue that we are involved in that involving an investor. The investor and IBX entered into an agreement whereby the investor agreed to purchase 20,000,000 warrants in exchange for $200,000. For some unknown reason, the investor only paid $57,500 of the total $200,000.00 and IBX sent the investor's attorney a stock certificate (number 2819) for 7,500,000 shares. The investor is now claiming that they want the $57,500 returned and it is our position that the investor is in breach since they never paid the full amount. We are currently negotiating with the investor's attorney. As of the date of this report, no suit has been filed.

         Currently, we are involved in other complaints against the Company with various parties. The Company plans to vigorously defend its position and believes that any settlement will not have a material adverse effect on its financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         In May 2004, iBX entered into a consulting agreement with Knightsbridge Capital pursuant to which it issued to Knightsbridge shares equal to 9.99% of the outstanding common stock. The agreement provides that Knightsbridge will be issued additional shares to maintain its 9.99% ownership position for 180 days. As a result of various issuances, as of September 30, 2004, Knightsbridge or its designees owned 17,781,518 shares and is owed an additional 1,584,871 shares of common stock, which as of September 30, 2004 has not been issued.. Knightsbridge also is entitled to a monthly retainer and a success fee upon consummation of specified financing and mergers transactions.

         During the nine months ended September 30, 2004, in connection with the conversion of debentures and loans payable, we issued 29,470,948 shares of common stock for debt of $162,000. As of September 30, 2004, 1,057,435 of these common shares had not been issued and are included in common stock issuable on the accompanying balance sheet.

         In June 2004, in connection with the exercise of stock warrants, we issued 10,950,000 shares of common stock to consultants for net proceeds of $60,975. During the three months ended September 30, 2004, in connection with the exercise of stock warrants, we issued 29,647,402 shares of common stock to consultants for net proceeds of $179,526.

         In August 2004, we issued Cornell Capital Partners a Secured Convertible Debenture is convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the date of issuance, or (ii) 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. At maturity, the remaining unpaid principal and accrued interest under the debenture shall be, at our option, either paid or converted into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the date of issuance or (ii) 80% of the lowest closing bid price of the common stock for the lowest trading days of the five trading days immediately preceding the conversion date. The Secured Convertible Debenture is secured by all of IBX's assets. The Secured Convertible Debentures accrues interest at a rate of 5% per year and has a 3-year term. In the event the Secured Convertible Debenture is redeemed, then IBX will issue to Cornell Capital Partners a warrant to purchase 50,000 shares for every $100,000 redeemed at an exercise price of 120% of the closing bid price as of August 18,, 2004. Cornell Capital Partners purchased the Secured Convertible Debenture from IBX on August 18, 2004. IBX is required to register 200,000,000 shares of common stock underlying the Secured Convertible Debenture. IBX received $200,000 from the issuance of the Secured Convertible Debenture on August 18, 2004 and will receive $200,000 from the issuance of a second Secured Convertible Debenture when we file a registration statement with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds (continued)

         On July 6, 2004, we issued 3,609,500 shares of common stock to its chief executive officer as a fee for a prior cancellation and re-issuance of his shares to free up authorized share for other issuances.. Such shares were valued at their market value on the date of issuance at $0.0235 per share.

         On July 15, 2004, in connection with the exercise of warrants, we issued 852,941 shares of common stock as a direct cost of an offering. The value of $4,264 was charged against the proceeds to additional paid-in capital.

         On August 18, 2004, we issued 1,470,588 shares of common stock for investor relations services rendered.

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

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 5.  Other Information

         As a result of the precipitous drop in the share price, iBX lowered the exercise price of its outstanding warrants to raise funds to continue operations. As a result, approximately 40,597,402 warrants have been exercised, with net proceeds of $240,501 from May 2004 through September 30, 2004.

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

                                        IBX GROUP, INC.


Dated:   December 16, 2004             By:  /s/ Evan Brovenick
                                            -----------------
                                            Evan Brovenick,
                                            Chief Executive Officer, President
                                            and Director


Dated:   December 16, 2004             By:  /s/ Alvin Brovenick
                                            ------------------
                                            Alvin Brovenick
                                            Treasurer